Form 10-Q
period 1995-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1995-05-15
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 1995     Commission File No. 0-15940



             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         a Michigan Limited Partnership
             (Exact name of registrant as specified in its charter)




                  MICHIGAN                              38-2593067
      (State or other jurisdiction of                (I.R.S. employer
       incorporation or organization)              identification number)


                280 DAINES STREET, BIRMINGHAM, MICHIGAN 48009
             (Address of principal executive offices) (Zip Code)

                                (810) 645-9261
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:
            $1,000 per unit, units of limited partnership interest






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                     INDEX


                                                                   Page
                                                                   ----



PART I                  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS                        3

                        Balance Sheets
                        March 31, 1995 (Unaudited) and
                        December 31, 1994                           3

                        Statements of Income
                        Three months ended March 31, 1995
                        and 1994 (Unaudited)                        4

                        Statements of Cash Flows
                        Three months ended March 31, 1995
                        and 1994 (Unaudited)                        5

                        Notes to Financial Statements
                        March 31, 1995 (Unaudited)                  6

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS                               7

PART II                 OTHER INFORMATION

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K            12

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                  March 31, 1995           December 31, 1994
                                                  --------------           -----------------
                                                   (Unaudited)
Properties:
  Land                                              $ 5,280,000                 $ 5,280,000
  Buildings And Improvements                         22,047,645                  22,033,371
  Manufactured Homes                                     94,337                      98,320
  Furniture And Fixtures                                359,066                     343,336
                                                  --------------           -----------------
                                                     27,781,048                  27,755,027
  Less Accumulated Depreciation                       6,622,368                   6,430,266
                                                  --------------           -----------------
                                                     21,158,680                  21,324,761
Cash And Cash Equivalents                               724,315                     373,168

Other Assets                                            406,787                     415,849
                                                  --------------           -----------------
Total Assets                                        $22,289,782                 $22,113,778
                                                  ==============           =================


                       LIABILITIES AND PARTNERS' EQUITY



Accounts Payable                                    $    42,980                 $    91,916
Other Liabilities                                     1,269,566                   1,080,452
                                                  --------------           -----------------
Total Liablities                                    $ 1,312,546                 $ 1,172,368
                                                  ==============           =================
Partners' Equity
General Partner                                        (437,831)                   (620,985)
Class A Limited Partners                             12,540,292                  12,687,620
Class B Limited Partners                              8,874,775                   8,874,775
                                                  --------------           -----------------
Total Partners' Equity                               20,977,236                  20,941,410
                                                  --------------           -----------------
Total Liabilities And
  Partners' Equity                                  $22,289,782                 $22,113,778
                                                  ==============           =================

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                              THREE MONTHS ENDED
                                                        March 31, 1995  March 31, 1994
                                                        --------------  --------------
Income:
  Rental Income                                         $1,787,454                $1,738,135
  Other                                                     87,979                    76,879
                                                    ---------------           ---------------
Total Income                                            $1,875,433                $1,815,014
                                                    ===============           ===============
Operating Expenses:
  Administrative Expenses
  (Including $93,365, And $90,311 In
  Property Management Fees Paid To An
  Affliate For The Three Months Periods
  Ended March 31, 1995 and 1994, Respectively)             392,437                   338,237
  Property Taxes                                           197,358                   190,860
  Utilities                                                127,033                   111,482
  Property Operations                                      180,677                   231,752
  Depreciation And Amortization                            192,102                   189,301
                                                    ---------------           ---------------
Total Operating Expenses                                $1,089,607                $1,061,632
                                                    ---------------           ---------------
Net Income                                              $  785,826                $  753,382
                                                    ===============           ===============
Income Per Limited Partnership Unit:
  Class A                                                   $18.00                    $18.00
  Class B                                                   $25.00                    $25.00

Distribution Per Limited Partnership Unit
  Class A                                                   $25.00                    $25.00
  Class B                                                   $25.00                    $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                 20,230                    20,230
    Class B                                                  9,770                     9,770


                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                    THREE MONTHS ENDED
                                                            March 31, 1995       March 31, 1994
                                                            ---------------      ---------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                               $785,826             $753,382

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                     192,102              189,301
(Increase) Decrease In Other Assets From Operations                  9,062              (17,350)
  Increase  (Decrease) In Accounts Payables                        (48,936)             (73,649)
  Increase (Decrease) Other Liabilities From Operations            189,114              139,721
                                                            ---------------      ---------------
Total Adjustments                                                  341,342              238,023
                                                            ---------------      ---------------
    Net Cash Provided By (Used In)
      Operating Activities                                       1,127,168              991,405
                                                            ---------------      ---------------
Cash Flows From Investing Activities:
  Capital Expenditures                                             (26,021)               3,293
                                                            ---------------      ---------------
    Net Cash Provided By (Used In)
      Investing Activities                                         (26,021)               3,293
                                                            ---------------      ---------------
Cash Flows From Financing Activities:
  Distributions To Partners                                       (750,000)            (850,000)
                                                            ---------------      ---------------
Net Cash Provided By (Used In)
  Financing Activities                                            (750,000)            (850,000)
                                                            ---------------      ---------------
Increase (Decrease) In Cash                                        351,147              144,698
Cash, Beginning                                                    373,168              399,009
                                                            ---------------      ---------------
Cash, Ending                                                      $724,315             $543,707
                                                            ===============      ===============

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1995 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1995, the related statements of income and statements of cash flow for the periods ended March 31, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                                       THREE MONTHS ENDED
                                                MARCH 31, 1995   MARCH 31, 1994
                                                --------------   --------------
Property management fee
to Uniprop, Inc.:                                  $93,365          $90,311

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. There have been no significant capital transactions during the quarter reported.

Liquidity

Partnership liquidity is based upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition, although properties may be disposed of earlier or later, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

On August 24, 1994, the Partnership obtained a $200,000 line of credit with Comerica Bank. Proceeds from the Line of Credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of March 31, 1995, the outstanding balance on the line of credit was approximately $165,000.

During the quarters ended March 31, 1995 and 1994, cash generated by operations was $977,928 and 942,683, respectively. The increase in cash flow for the quarter was due to higher average rents. This amount of cash flow provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. As of March 31, 1995, the General Partner received a distribution of $150,000 from cash generated by operations. For the same quarter in 1994, the General Partner received $100,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 1995, the Partnership added $77,928 to reserves. During the same quarter in 1994, the Partnership added $92,683 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the Partnership's four properties enjoyed a combined average occupancy of 95.1% (1,735/1,824 sites) at the end of March 1995, versus 95.1% a year ago. The average monthly rent in March 1995 was approximately $359, or 2.3% more than the $351 monthly rent in March 1994.

                                  Total                     Occupied                 Occupancy                 Average
                                  Capacity                  Sites                    Rate                      Rent
Aztec Estates                     645                       633                      98.1%                     $394

Kings Manor                       314                       308                      98.1                       372

Old Dutch Farms                   293                       282                      96.3                       362

Park of Four Seasons              572                       512                      89.5                       306
                                  ---                       ---                      ----                      ----

Total on 3/31/95:                 1,824                     1,735                    95.1%                     $359

Total on 3/31/94:                 1,824                     1,734                    95.1%                     $351

During the first quarter of 1995, the Partnership generated gross revenues of $1,875,433 or 3.3% more than the $1,815,014 generated in the first quarter of 1994. The net operating income before other non-recurring expenses generated by the Partnership was $1,008,628 or 53.8% of total revenues, versus $1,030,054 or 56.8% during the same period in 1994. For the quarter, cash flow was $977,928, versus $942,683 reported in 1994.

                                                                              Net
                                                    Gross                     Operating
                                                    Revenues                  Income
Aztec Estates                                      $  764,753                $  430,522

Kings Manor                                           342,311                   212,681

Old Dutch Farms                                       287,505                   168,589

Park of the Four Seasons                              476,431                   286,471

Partnership Management:                                 4,433                   (89,635)

Other Non-Recurring Expenses:                                                   (30,700)
                                                   ----------                ----------



Total on 3/31/95:                                  $1,875,433                $  977,928

Total on 3/31/94:                                  $1,815,014                $  942,683
                                                   ----------                ----------

The Partnership operating expenses for the first quarter of 1995 compared to the same period in 1994, reflect increases in wages, trash removal costs, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on March 31, 1995 of 98.1% (633/645 sites), versus 98.9% as of March 31, 1994. The average rent in the community as of March 31, 1995 was $394, versus $385, or an increase of 2.3% from the same period in 1994. For the quarter, the net operating income was $430,522, slightly more than the $426,372 earned in the same period of 1994.

Improvement and maintenance actions undertaken during the quarter included replacement of old lighting at the tennis courts, the purchase of a pressure wash system for cleaning mildewed homes within the community, and budgeted repairs to a bridge within the community. Also started during the first quarter, were the renovations to the community center building. Management has budgeted approximately $10,000 for 1995 to replace carpet, tables and chairs within the community center and office areas.

The market demand for manufactured homes in Broward County has improved in recent months. As a result, our management team has enhanced the advertising programs and is aggressively trying to fill the remaining vacant homesites using both new model homes and dealer incentives. Management reported three new model home sales and two used community-owned home sales during the first quarter. The average sales price of the three new model homes sold was $40,200.

KINGS MANOR, In Fort Lauderdale, Florida, reported an occupancy of 98.1% (308/314 sites) on March 31, 1995, versus 98.7% as of March 31, 1994. The average rent in the community as of March 31, 1995 was $372, versus $354, or an increase of 5.1% from the same period in 1994. For the quarter, the net operating income was $212,681, or 6.2% more than the $200,259 for the same period in 1994.

Improvement and maintenance actions undertaken during the quarter included the installation of a new sidewalk from the pool area to the playground, repairs to a damaged sewer line, and the replacement of old electric pedestals.
Management has budgeted approximately $42,500 of capital improvements for Kings Manor for 1995. The most significant capital improvements budgeted are $7,000 for the pool resurfacing and $9,600 for the upgrading of electric pedestals. Also budgeted for 1995 is $9,000 for the purchase of new pool tables and playground equipment.

Due to the overall improvement in the Broward County housing market, our management team has started to remove some of the older homes within the community to make way for larger, more modern homes. A new model home sales/marketing program is scheduled to be in place by the end of the second quarter of 1995. Once in place, management anticipates selling five to ten new homes a year. The new sales program should not only fill vacant homesites, but should also help further improve the appearance of the community.

OLD DUTCH FARMS, in Novi, Michigan, reported an occupancy of 96.3% (282/293 sites) on March 31, 1995, versus 98.0% as of March 31, 1994. The average rent in the community as of March 31, 1995 was $362, versus $346, or an increase of 4.6% from the same period in 1994. For the quarter, the net operating income was $168,589, or 13.0% less than the $193,852 for the same period in 1994. The decline in income was the result of lower average occupancy and higher operating expenses for the quarter.

Improvement and maintenance actions undertaken during the quarter focused on the replacement of sewer and water lines and the installation of concrete piers for new homes which were moved in during the first quarter. Our management team has budgeted approximately $30,000 of capital improvements for Old Dutch Farms for 1995. The most expensive improvements budgeted are $11,000 for playground equipment and $12,500 for new street lighting.

Management reported that eight new homes were moved into the community during the first quarter. Several of these were the result of local homes dealers responding to our new incentive program. In addition to the incentive program, a local manufactured home dealer has placed several new model homes within the community. Management anticipates the model homes will sell this summer and that, with the new incentive program in place, overall occupancy should reach 98.0% by the end of the third quarter.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 89.5% (512/572 sites) on March 31, 1995, versus 87.2% as of March 31, 1994. The average rent in the community as of March 31, 1995 remained unchanged from the $306 reported in March 1994. For the quarter, the net operating income was $286,471, or 5.8% more than the $270,832 for the same period in 1994.

Improvement and maintenance actions undertaken during the quarter were limited to road repairs and the replacement of appliances in the on-site managers, partnership provided, apartment unit. Management has budgeted approximately $67,000 of capital improvements for Park of the Four Seasons for 1995. Road and driveway repairs totalling $40,000 comprise the largest budgeted items. Also budgeted for 1995 is $10,000 for roof repairs and $7,500 for new paint and renovations to the locker rooms within the community center building.

Occupancy at Park of the Four Seasons has continued to increase over the past five quarters as the housing market in the northern suburbs of Minneapolis/St. Paul regain strength. According to manufactured home dealers in the area, home sales are up more than 20.0% and are expected to remain strong through 1995. Management is currently offering marketing incentives to home dealers for new resident referrals and rent discounts for new residents moving into the community during the next few months.


MANAGEMENT EXPENSES

Net partnership management expenses paid during the quarter amounted to $89,635. Gross expenses of $94,068 (data processing, accounting, interest and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $4,433 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's first quarter were $61,261, $63,185 and $1,924, respectively. The increase in management expenses over the same period in 1994 was the result of interest expense associated with the $200,000 credit line with Comerica Bank and higher legal expenses.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

                          (a) Exhibits -

                              Exhibit
                              Number            Description
                              ------            -----------

                                27              Financial Data Schedule

                          (b) Reports of Form 8-K
                                There were no reports filed on Form 8-K during the three months ended March 31, 1995.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Uniprop Manufactured Housing
                                     Communities Income Fund,
                                     A Michigan Limited Partnership

                                     BY:  P.I. Associates Limited Partnership,
                                          A Michigan Limited Partnership,
                                          its General Partner

                                     BY:  /s/ Paul M. Zlotoff
                                          Paul M. Zlotoff, General Partner

                                     BY:  /s/ Gloria A. Koster
                                          Gloria A. Koster, Principal
                                          Financial Officer



Dated:  May 15, 1995

                                EXHIBIT INDEX


Exhibit No.                     Description                     Page
- - -----------                     -----------                     ----

    27                          Financial Data Schedule