Form 10-Q
period 1995-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1995-08-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995             Commission File No. 0-15940



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

                                     INDEX


                                                                     Page
                                                                     ----

PART I               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS                              3

                     Balance Sheets
                     June 30, 1995 (Unaudited) and
                     December 31, 1994                                 3

                     Statements of Income
                     Six months ended June 30, 1995
                     and 1994 and Three months ended
                     June 30, 1995 and 1994 (Unaudited)                4

                     Statements of Cash Flows
                     Six months ended June 30, 1995
                     and 1994 (Unaudited)                              5

                     Notes to Financial Statements
                     June 30, 1995 (Unaudited)                         6

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS                                     7

PART II              OTHER INFORMATION

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K                  12





                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS




ASSETS                                            June 30, 1995   December 31, 1994
                                                  -------------- -------------------
                                                   (Unaudited)
Properties:
  Land                                               $5,280,000        $5,280,000
  Buildings And Improvements                         22,077,348        22,033,371
  Manufactured Homes                                     94,337            98,320
  Furniture And Fixtures                                368,397           343,336
                                                  -------------- -----------------
                                                     27,820,082        27,755,027
  Less Accumulated Depreciation                       6,814,471         6,430,266
                                                  -------------- -----------------
                                                     21,005,611        21,324,761
Cash And Cash Equivalents                               265,439           373,168

Other Assets                                            379,937           415,849
                                                  -------------- -----------------
Total Assets                                        $21,650,987       $22,113,778
                                                  ============== =================


LIABILITIES                                       June 30, 1995  December 31, 1994
                                                  -------------- -----------------
                                                  (Unaudited)

Accounts Payable                                       $117,385           $91,916
Other Liabilities                                       868,629         1,080,452
                                                  -------------- -----------------
Total Liablities                                       $986,014        $1,172,368
                                                  ============== =================
Partners' Equity
General Partner                                        (595,337)         (620,985)
Class A Limited Partners                             12,385,535        12,687,620
Class B Limited Partners                              8,874,775         8,874,775
                                                  -------------- -----------------
Total Partners' Equity                               20,664,973        20,941,410
                                                  -------------- -----------------
Total Liabilities And
  Partners' Equity                                  $21,650,987       $22,113,778
                                                  ============== =================

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                          SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                     June 30, 1995   June 30, 1994      June 30, 1995  June 30, 1994
                                                    --------------- ---------------     -------------- -------------

Income:
  Rental Income                                         $3,584,769      $3,485,123         $1,797,315    $1,746,988
  Other                                                    172,819         146,072             84,840        69,193
                                                    --------------- ---------------     -------------- -------------
Total Income                                            $3,757,588      $3,631,195         $1,882,155    $1,816,181
                                                    =============== ===============     ============== =============
Operating Expenses:
  Administrative Expenses
  (Including $187,175, $181,041, $93,365 And
  $90,730 In Property Management Fees Paid
  To An Affliate For The Six and Three
  Month Periods Ended June 30, 1995 and
  1994, Respectively)                                      809,518         700,267            417,081       362,030
  Property Taxes                                           399,734         381,693            202,376       190,833
  Utilities                                                236,535         216,196            109,502       104,714
  Property Operations                                      404,033         478,869            223,356       247,117
  Depreciation And Amortization                            384,205         378,603            192,103       189,302
                                                    --------------- ---------------     -------------- -------------
Total Operating Expenses                                $2,234,025      $2,155,628         $1,144,418    $1,093,996
                                                    --------------- ---------------     -------------- -------------
Net Income                                              $1,523,563      $1,475,567           $737,737      $722,185
                                                    =============== ===============     ============== =============
Income Per Limited Partnership Unit:
  Class A                                                   $35.00          $35.00             $17.00        $17.00
  Class B                                                   $50.00          $50.00             $25.00        $25.00

Distribution Per Limited Partnership Unit
  Class A                                                   $50.00          $50.00             $25.00        $25.00
  Class B                                                   $50.00          $50.00             $25.00        $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                 20,230          20,230             20,230        20,230
    Class B                                                  9,770           9,770              9,770         9,770


                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                           SIX MONTHS ENDED
                                                        June 30, 1995   June 30, 1994
                                                       --------------- ---------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                        $1,523,563      $1,475,567

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                384,205         378,603
(Increase) Decrease In Other Assets From Operations            35,912         (16,732)
  Increase  (Decrease) In Accounts Payables                    25,469         (46,231)
  Increase (Decrease) Other Liabilities From Operations      (211,823)        226,207
                                                       --------------- ---------------
Total Adjustments                                             233,763         541,847
                                                       --------------- ---------------
    Net Cash Provided By (Used In)
      Operating Activities                                  1,757,326       2,017,414
                                                       --------------- ---------------
Cash Flows From Investing Activities:
  Capital Expenditures                                        (65,055)          4,995
                                                       --------------- ---------------
    Net Cash Provided By (Used In)
      Investing Activities                                    (65,055)          4,995
                                                       --------------- ---------------
Cash Flows From Financing Activities:
  Distributions To Partners                                (1,800,000)     (1,700,000)
                                                       --------------- ---------------
Net Cash Provided By (Used In)
  Financing Activities                                     (1,800,000)     (1,700,000)
                                                       --------------- ---------------
Increase (Decrease) In Cash                                  (107,729)        322,409
Cash, Beginning                                               373,168         399,009
                                                       --------------- ---------------
Cash, Ending                                                 $265,439        $721,418
                                                       =============== ===============

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1995 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1995, the related statements of income and statements of cash flow for the periods ended June 30, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.  PAYMENTS TO AFFILIATES:

                                 SIX MONTHS ENDED               THREE MONTHS ENDED
                           June 30, 1995   June 30, 1994   June 30, 1995   June 30, 1994
                           -------------   -------------   -------------   -------------
Property management fee
to Uniprop, Inc.:             $187,175       $181,041         $93,395         $90,730

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

During the second quarter of 1995, the Partnership extended the existing line of credit with Comerica Bank from $200,000 to $400,000. Proceeds from the line of credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of June 30, 1995, the outstanding balance on the line of credit was approximately $93,445.

During the quarters ended June 30, 1995 and 1994, cash generated by operations was $929,840 and $911,487, respectively. The increase in cash flow for the quarter was due to higher average rents. This amount of cash flow provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. As of June 30, 1995, the General Partner received a distribution of $100,000 from cash generated by operations. For the same quarter in 1994, the General Partner received $100,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 1995, the Partnership added $79,840 to reserves. During the same quarter in 1994, the Partnership added $61,487 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the Partnership's four properties enjoyed a combined average occupancy of 94.8% (1,729/1,824 sites) at the end of June 1995, versus 95.2% a year ago. The average monthly rent in June 1995 was approximately $359, 2.6% more than the $350 monthly rent in June 1994.

                                     Total                     Occupied                 Occupancy                 Average
                                     Capacity                  Sites                    Rate                      Rent

   Aztec Estates                     645                       624                      96.7%                     $395

   Kings Manor                       314                       306                      97.5                       372

   Old Dutch Farms                   293                       283                      96.6                       365

   Park of Four Seasons              572                       516                      90.2                       309
                                     ---                       ---                      ----                      ----


   Total on 6/30/95:                 1,824                     1,729                    94.8%                     $359

   Total on 6/30/94:                 1,824                     1,736                    95.2%                     $350

During the second quarter of 1995, the Partnership generated gross revenues of $1,882,155, 3.6% more than the $1,816,181 generated in the second quarter of 1994. The net operating income before other non-recurring expenses generated by the Partnership was $994,621, 52.8% of total revenues, versus $988,684, 54.4% during the same period in 1994. For the quarter, cash flow was $929,840, versus $911,487 reported in 1994.

                                                      Gross                     Net Operating
                                                      Revenues                  Income

   Aztec Estates                                      $  756,932                $  445,840

   Kings Manor                                           341,646                   208,582

   Old Dutch Farms                                       303,391                   189,377

   Park of the Four Seasons                              477,515                   269,562

   Partnership Management:                                 2,671                  (118,740)

   Other Non-Recurring Expenses:                                                   (64,781)
                                                      ------------              -----------



   Total on 6/30/95:                                  $1,882,155                $  929,840

   Total on 6/30/94:                                  $1,816,181                $  911,487
                                                      ----------                ----------

The communities operating expenses for the second quarter of 1995, compared to the same period in 1994, reflect increases in wages, trash removal costs, taxes and legal/professional fees.


AZTEC ESTATES, in Margate, Florida, reported an occupancy on June 30, 1995 of 96.7% (624/645 sites), versus 98.6% as of June 30, 1994. The average rent in the community as of June 30, 1995 was $395, versus $385, an increase of 2.6% from the same period in 1994. For the quarter, the net operating income was $445,840, 12.7% more than the $395,734 earned in the same period of 1994.

Improvement and maintenance actions undertaken during the quarter were limited to upgrading old electrical pedestals throughout the community and budgeted capital improvements for the community. During the quarter, new carpet was placed throughout the community center building and repairs were made to the bridge at the entrance of the community.

New marketing programs offering both new and pre-owned homes for sale within the community have been very successful during the first and second quarters of 1995. Management reported selling four new model homes and 22 pre-owned homes during the first six months of 1995. Management attributes the strong sales activity to increased newspaper advertising and the new "model home" sales program.

Management has also started to acquire older homes within the community for the purpose of removing and replacing them with new, larger, multi-section homes. This replacement program has proven very effective in maintaining the over-all appearance of the community.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 97.5% (306/314 sites) on June 30, 1995, versus 99.4% as of June 30, 1994. The average rent in the community as of June 30, 1995 was $372, versus $355, an increase of 4.8% from the same period in 1994. For the quarter, the net operating income was $208,582, 2.1% more than the $204,279 for the same period in 1994.

Improvement and maintenance actions undertaken during the quarter consisted of replacing the irrigation motor and pump in the canal, upgrading the community mailboxes, and installing new floor tiles in the community center building. Also, during the second quarter, the community purchased new ladders for the pool and rewired old junction boxes for street lights throughout the community. As part of management's "rapid action plan", new plants and flowers were placed in the community's common areas and around the office. New playgound equipment has been purchased and should be installed by late summer.

The economy in Ft. Lauderdale is strong. According to the Ft. Lauderdale Economic Development Council, during the past year approximately 33,000 new residents moved into the area and unemployment has decreased from 5.8% reported in 1994 to 4.4% reported in 1995. In addition, with the average price of site built homes costing approximately $137,000 and apartment rents running approximately $875 for a two bedroom apartment, there is becoming an ever increasing demand for affordable housing. Management believes that due to this increased demand for affordable housing in the Ft. Lauderdale area and the ideal location of Kings Manor, occupancy should stabilize at 98.0% by late 1995. To ensure reaching our stabilized occupancy goals, management will continue to offer cash incentives to local home dealers and rent incentives to new residents.

OLD DUTCH FARMS, in Novi, Michigan, reported an occupancy of 96.6% (283/293 sites) on June 30, 1995, the same as reported as of June 30, 1994. The average rent in the community as of June 30, 1995 was $365, versus $350, an increase of 4.3% from the same period in 1994. For the quarter, the net operating income was $189,377, a slight increase from the $187,312 reported for the same period in 1994.

Improvement and maintenance actions undertaken during the quarter were limited to the resurfacing of residents' driveways and replacing broken concrete curbing. Management has purchased approximately $11,000 of new playgound equipment, which should be installed in the community by late summer. Also budgeted for 1995 is the purchase of a new office computer. Management anticipates having all four of the Partnership's communities on-line with the corporate computer system by November.

The housing market in Novi and the surrounding western suburbs remains very strong. Due to the presence of good schools and an abundance of high quality retail shopping centers and commercial office complexes in the area, Novi has been attracting a large number of high and middle income families. In fact, less that two miles from Old Dutch Farms are $250,000 to $300,000 new, single-family, residential homes. As a result of all the positive residential growth in Novi, Old Dutch Farms has become one of the only quality, affordable housing alternatives in the market.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 90.2% (516/572 sites) on June 30, 1995, versus 88.3% as of June 30, 1994. The average rent in the community as of June 30, 1995 was $309, versus $303 reported in June 1994. For the quarter, the net operating income was $269,562, 4.0% more than the $259,215 for the same period in 1994.

Improvement and maintenance actions undertaken during the quarter focused on repainting and installing a new roof on the community center building. Management is currently scheduling the installation of new concrete walkways throughout the community. Management plans to begin pouring the sidewalks immediately and anticipates the work to be completed by late summer 1995.

According to the Anoka County Chamber of Commerce, the economy in Blaine, Minnesota is strong. The unemployment rate has decreased from 4.9% reported in 1994 to 3.2% reported in 1995. Business growth in the area also continues to be good. According to the Minnesota Department of Jobs and Training, statistics indicate job growth will increase approximately 31% by the year 2000.

Management continues to offer marketing incentives to home dealers and rent incentives to new residents. As a result, occupancy has steadily increased over the past year. Occupancy has increased 11 homesites from June 1994 to June 1995. Management anticipates that with the strong economy and successful marketing programs, occupancy will continue to increase in the coming quarters.


MANAGEMENT EXPENSES

Net partnership management expenses paid during the quarter amounted to $118,740. Gross expenses of $121,411 (data processing, accounting, interest and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $2,671 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $57,856, $63,168 and $5,312, respectively. The increase in management expenses over the same period in 1994 was the result of interest expense associated with the $400,000 credit line and higher legal expenses.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

            (a) Exhibits

                   Exhibit Number          Description
                   --------------          -----------
                       27                  Financial Data Schedule

            (b) Reports of Form 8-K
                  There were no reports filed on Form 8-K during the three months ended June 30, 1995.




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


                                    Uniprop Manufactured Housing
                                    Communities Income Fund,
                                    A Michigan Limited Partnership

                                BY: P.I. Associates Limited Partnership,
                                    A Michigan Limited Partnership,
                                    its General Partner

                                BY: /s/Paul M. Zlotoff
                                    --------------------------------------
                                    Paul M. Zlotoff, General Partner

                                BY: /s/Gloria A. Koster
                                    --------------------------------------
                                    Gloria A. Koster, Principal Financial
                                    Officer



Dated:  August 15, 1995

                                EXHIBIT INDEX



Exhibit.
  No.                              Description                         Page
--------                           -----------                         ----
   27                              Financial Data Schedule

