Form 10-Q
period 1995-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1995-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended September 30, 1995        Commission File No. 0-15940



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

                                     INDEX


                                                     Page
                                                     ----
PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                             3

           Balance Sheets
           September 30, 1995 (Unaudited) and
           December 31, 1994                                3

           Statements of Income
           Nine months ended September 30, 1995
           and 1994 and Three months ended
           September 30, 1995 and 1994 (Unaudited)          4

           Statements of Cash Flows
           Nine months ended September 30, 1995
           and 1994 (Unaudited)                             5

           Notes to Financial Statements
           September 30, 1995 (Unaudited)                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                    7

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                12

                        PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS


            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                       A MICHIGAN LIMITED PARTNERSHIP

                               BALANCE SHEETS



ASSETS                          September 30, 1995      December 31, 1994
                                   (Unaudited)
Properties:
  Land                               $5,280,000              $5,280,000
  Buildings And Improvements         22,100,555              22,033,371
  Manufactured Homes                     95,408                  98,320
  Furniture And Fixtures                455,452                 343,336
                                    -----------             -----------
                                     27,931,415              27,755,027
  Less Accumulated Depreciation       7,006,573               6,430,266
                                    -----------             -----------
                                     20,924,842              21,324,761
Cash And Cash Equivalents               327,247                 373,168

Other Assets                            381,339                 415,849
                                    -----------             -----------
Total Assets                        $21,633,428             $22,113,778
                                    -----------             -----------
LIABILITIES                      September 30, 1995      December 31, 1994
                                     (Unaudited)
Accounts Payable                        $75,170                 $91,916
Other Liabilities                     1,038,715               1,080,452
                                    -----------             -----------
Total Liablities                     $1,113,885              $1,172,368

Partners' Equity
General Partner                        (580,481)               (620,985)
Class A Limited Partners             12,225,249              12,687,620
Class B Limited Partners              8,874,775               8,874,775
                                    -----------             -----------
Total Partners' Equity               20,519,543              20,941,410
                                    -----------             -----------
Total Liabilities And
  Partners' Equity                  $21,633,428             $22,113,778
                                    -----------             -----------

                      See Notes to Financial Statements

           UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                       A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME
                                 (Unaudited)


                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                          Sept. 30, 1995     Sept. 30, 1994     Sept. 30, 1995  Sept. 30, 1994
Income:
  Rental Income                              $5,383,858         $5,237,452         $1,799,089      $1,752,329
  Other                                         240,253            227,123             67,434          81,051
                                             ----------         ----------         ----------      ----------
Total Income                                 $5,624,111         $5,464,575         $1,866,523      $1,833,380
                                             ----------         ----------         ----------      ----------
Operating Expenses:
  Administrative Expenses
  (Including $280,201, $272,732, $93,365 And
  $90,730 In Property Management Fees Paid
  To An Affiliate For The Nine and Three
  Month Periods Ended Sept. 30, 1995 and
  1994, Respectively)                         1,226,072          1,075,481            416,554         375,214
  Property Taxes                                597,657            572,559            197,923         190,866
  Utilities                                     340,828            330,694            104,293         114,498
  Property Operations                           655,114            764,415            251,081         285,546
  Depreciation And Amortization                 576,308            567,905            192,103         189,302
                                             ----------         ----------         ----------      ----------
Total Operating Expenses                     $3,395,979         $3,311,054         $1,161,954      $1,155,426
                                             ----------         ----------         ----------      ----------
Net Income                                   $2,228,132         $2,153,521           $704,569        $677,954
                                             ----------         ----------         ----------      ----------
Income Per Limited Partnership Unit:
  Class A                                        $52.00             $53.00             $17.00          $18.00
  Class B                                        $75.00             $75.00             $25.00          $25.00

Distribution Per Limited Partnership Unit
  Class A                                        $75.00             $75.00             $25.00          $25.00
  Class B                                        $75.00             $75.00             $25.00          $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                      20,230             20,230             20,230          20,230
    Class B                                       9,770              9,770              9,770           9,770


                       See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                        A MICHIGAN LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                               NINE MONTHS ENDED
                                                      SEPT. 30, 1995       SEPT. 30, 1994
Cash Flows From Operating Activities:
  Net Income (Loss)                                     $2,228,132           $2,153,521

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                             576,308              567,905
(Increase) Decrease In Other Assets From Operations         34,510               (8,910)
  Increase  (Decrease) In Accounts Payables                (16,746)             (60,343)
  Increase (Decrease) Other Liabilities From Operations    (41,737)            (166,741)
                                                        ----------           ----------
Total Adjustments                                          552,335              331,911
                                                        ----------           ----------
    Net Cash Provided By (Used In)
      Operating Activities                               2,780,467            2,485,432
                                                        ----------           ----------
Cash Flows From Investing Activities:
  Capital Expenditures                                    (176,388)             (15,601)
                                                        ----------           ----------
    Net Cash Provided By (Used In)
      Investing Activities                                (176,388)             (15,601)
                                                        ----------           ----------
Cash Flows From Financing Activities:
  Distributions To Partners                             (2,650,000)          (2,450,000)
                                                        ----------           ----------
Net Cash Provided By (Used In)
  Financing Activities                                  (2,650,000)          (2,450,000)
                                                        ----------           ----------
Increase (Decrease) In Cash                                (45,921)              19,831
Cash, Beginning                                            373,168              399,009
                                                        ----------           ----------
Cash, Ending                                              $327,247             $418,840
                                                        ----------           ----------

                      See Notes to Financial Statements
                                      5

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1995 (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1995, the related statements of income and statements of cash flow for the periods ended September 30, 1995 and 1994 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.  PAYMENTS TO AFFILIATES:

                               NINE MONTHS ENDED              THREE MONTHS ENDED
                        SEPT. 30, 1995  SEPT. 30, 1994   SEPT. 30, 1995  SEPT. 30, 1994
                        --------------  --------------   --------------  --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:         $280,201       $272,732         $93,365          $90,730

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

During the second quarter of 1995, the Partnership extended the existing line of credit with Comerica Bank from $200,000 to $400,000. Proceeds from the line of credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of September 30, 1995, the outstanding balance on the line of credit was approximately $143,210.

During the quarters ended September 30, 1995 and 1994, cash generated by operations was $896,672 and $867,256, respectively. The increase in cash flow for the quarter was due to higher average rents. This amount of cash flow provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. As of September 30, 1995, the General Partner received a distribution of $100,000 from cash generated by operations. For the same quarter in 1994, the General Partner received $100,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended September 30, 1995, the Partnership added $46,672 to reserves. During the same quarter in 1994, the Partnership added $17,256 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 95.6% (1,743/1,824 sites) at the end of September 1995, versus 94.7% a year ago. The average monthly rent in September 1995 was approximately $361, or 2.8% more than the $351 average monthly rent in September 1994.

                           Total      Occupied    Occupancy     Average
                           Capacity   Sites       Rate          Rent
Aztec Estates                645         621        96.3%        $395
Kings Manor                  314         310        98.7          372
Old Dutch Farms              293         284        96.9          369
Park of the Four Seasons     572         528        92.3          311
                           -----       -----        ----         ----
Total on 9/30/95           1,824       1,743        95.6%        $361
Total on 9/30/94           1,824       1,728        94.7%        $351

During the third quarter of 1995, the Partnership generated gross revenues of $1,866,523 or 1.8% more than the $1,833,380 generated in the third quarter of 1994. The net operating income before other non-recurring expenses and Partnership administration was $1,007,389 or 54.1% of the total revenues, versus $983,892 or 53.7% during the same period in 1994.


                                 Gross         Net Operating
                                 Revenues      Income
Aztec Estates                   $  744,715      $361,566
Kings Manor                        336,070       201,310
Old Dutch Farms                    295,908       183,987
Park of the Four Seasons           486,362       260,526
Partnership Management:              3,468       (65,603)
Other Non Recurring expenses:                    (45,114)
                                  --------      --------
Total on 9/30/95:               $1,866,523      $896,672
Total on 9/30/94:               $1,833,380      $867,256

The Partnership operating expenses for the third quarter of 1995, compared to the same period in 1994, reflect increases in wages, trash removal costs, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on September 30, 1995 of 96.3% (621/645 sites), versus 98.0% as of September 30, 1994. The average rent in the community as of September 30, 1995 was $395, versus $385, an increase of 2.6% from the same period in 1994. For the third quarter of 1995, the net operating income was $361,566, 14.3% less than the $421,328 reported for the same period in 1994. The decline in income is the result of lower occupancy and higher operating expenses.

Improvement and maintenance actions undertaken during the quarter focused on completing repairs to the boulevard bridge, renovations to the community center building, and additional outdoor lighting around the fishing pond.

The new "model home" marketing program that was established early in 1995 has really started to show results in recent months. For the first nine months of 1995, management has reported selling eight new homes and 17 pre-owned homes. Based on the continued strong housing market in Broward County, management believes that new home sales could increase to 15 by year end. If new home sales reach this level, it will be the highest level in thirteen years. As of September 30, 1995, five model homes are set-up and offered for sale. Plans are to add additional models of homes to the inventory in order to offer potential customers diverse floor plans.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 98.7% (310/314 sites) on September 30, 1995, versus 98.4% as of September 30, 1994. The average rent in the community as of September 30, 1995 was $372, versus $354, an increase of 5.9% from the same period in 1994. For the third quarter of 1995, the net operating income was $201,310, slightly less than the $205,094 reported during the same period in 1994. The decline in income was the result of higher marketing and maintenance expenses.

Improvement and maintenance actions undertaken during the quarter involved repairs to the street lighting, additional landscaping at the community entrance, and the on-going replacement of old resident mailboxes. Also completed during the third quarter was renovations to the resident manager's home and the expansion to the playground/recreation area.

For the past several quarters, management has been removing older homes from the community in an effort to upgrade the housing stock within the community. Management reports that, although removing the older homes has created vacancies, the strong housing market has made it possible to fill the vacant homesites with new resident homes without difficulty. The strong housing market has also allowed management to lower marketing incentives offered to home dealers and new residents. According to the Broward County Development Authority, the area economy continues to grow both in housing starts and jobs.

OLD DUTCH FARMS, in Novi Michigan, reported an occupancy of 96.9% (284/293 sites) on September 30, 1995, versus 94.9% as of September 30, 1994. The average rent in the community as of September 30, 1995 was $369, versus $356, an increase of 3.7% from the same period in 1994. For the third quarter of 1995, the net operating income was $183,987, 7.6% more than the $170,833 reported for the same period in 1994. The increase in income is due to higher occupancy and a higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter involved the installation of new overhead streetlights, additional landscaping for the common areas, and concrete work for new resident homes moved into the community.

Market demand for new housing has been strong in the Novi area. However, large multi-section homes are currently the strongest sellers and Old Dutch Farms has only single-section homesites remaining vacant. To fill the smaller sites management has set-up two model homes and is offering special incentives to new residents. In addition, dealer incentives have been enhanced to fill the remaining vacant home sites.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 92.3% (528/572 sites) on September 30, 1995 versus 89.0% as of September 30, 1994. The average rent in the community as of September 30, 1995 was $311, versus $304, an increase of 2.3% from the same period in 1994. For the third quarter of 1995, the net operating income was $260,526, 7.5% more than the $242,282 reported for the same period in 1994. The increase in income is due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter involved repairs to several catch basins, renovations of community-owned lease homes and the expansion of the RV storage area. Also completed during the third quarter were repairs to several water lines.

Management reported that 17 new residents moved into Park of the Four Seasons during the third quarter. This is the highest number of new resident leasing activity in over six years. It appears that the northern Minneapolis housing market has now recovered and reach stabilized occupancy in the next several quarters. Park of the Four Seasons is a very large community, and if it fully regains occupancy lost over the past few years, it could significantly impact the Partnership's cash flow.

MANAGEMENT EXPENSES

Net partnership management expenses paid during the quarter amounted to $65,603. Gross expenses of $69,071 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $3,468 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's third quarter were $55,645, $59,871 and $4,226, respectively.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

             (a) Exhibits

                   Exhibit Number          Description
                   --------------          -----------
                     27               Financial Data Schedule

             (b) Reports of Form 8-K
                   There were no reports filed on Form 8-K during the three months ended September 30, 1995.



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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                               BY: P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                               BY: /s/ Paul M. Zlotoff
                                   --------------------------------------------
                                   Paul M. Zlotoff, General Partner

                               BY: /s/ Gloria A. Koster
                                   --------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: November 14, 1995

                                  EXHIBIT INDEX




Exhibit                    Description                   Page
  No.                      -----------                   ----
-------
  27                       Financial Data Schedule