Form 10-K
period 1995-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1996-03-29
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995          Commission File No. 0-15940



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

                            Yes [X]          No [  ]

As of March 1, 1996, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 1996 appraisal of Partnership properties) held by non-affiliates was approximately $43,110,400.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

                                     PART I

ITEM 1. BUSINESS

General Development of Business

        Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of four manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (810) 645-9261.

        The Partnership filed an S-11 Registration Statement (Registration No. 2-98180) in June 1985 which was declared effective by the Securities and Exchange Commission on September 24, 1985. The Partnership thereafter offered a maximum of 30,000 units of limited partnership interest representing capital contributions by the limited partners to the Partnership of $1,000 per unit (the "Units"). The sale of all 30,000 Units was completed in March, 1986 generating $30 million of contributed capital to the Partnership.

        On February 10, 1986, the Partnership acquired Aztec Estates, a 645-space manufactured housing community in Margate, Florida and Kings Manor, a 314-space manufactured housing community in Ft. Lauderdale, Florida. On March 4, 1986, the Partnership acquired Old Dutch Farms, a 293-space manufactured housing community in Novi, Michigan. On March 27, 1986, the Partnership acquired The Park of the Four Seasons, a 572-space manufactured housing community in Blaine, Minnesota.

        The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) obtaining net cash from operations; (2) obtaining capital appreciation; and (3) preserving capital. There can be no assurance that such objectives can be achieved.

Financial Information About Industry Segment

        The Partnership's business and only industry segment is the operation of its four manufactured housing communities. Partnership operations commenced in February 1986 upon the acquisition of the first two Properties. The Partnership's first full year of operations was the fiscal year ended December 31, 1987. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

        The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership.
The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It is intended that the Partnership will hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition, although a Property may be disposed of earlier or later, if in the opinion of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Manufactured Housing Services Inc. (the "Consultant") and after consideration of relevant factors, including, current operating results of the particular Property, prevailing economic conditions and with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.



Competition

        The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured homesites on a collective basis. This trend may result in increased competition with the Partnership for tenants. In addition, the General Partner, its affiliates or both, has participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects which may be in direct competition with one or more of the Properties.

        Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately 15 communities offering approximately 6,165 housing sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,483 housing sites competing with Kings Manor. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,031 housing sites. Old Dutch Farms competes with approximately eight communities offering approximately 3,652 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.




Governmental Regulations

        The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Aztec Estates and Kings Manor. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the Property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners association for the residents, and the association shall have the right to purchase the Property for the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bona fide offer to purchase the Property from any party that it is considering or negotiating, it must notify any such homeowners association that it has received an offer, state to the homeowners association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan and Minnesota, where its operations are conducted.




Employees

        The Partnership employs three part-time employees to perform
Partnership management and investor relations services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $40,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

ITEM 2. PROPERTIES

        The Partnership purchased all four manufactured housing communities for cash and the Properties are unencumbered, except for normal zoning, building and use restrictions for properties of that kind. Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. Each of the Properties has a community center which includes offices, meeting rooms and game rooms. Each of the Properties, except Old Dutch Farms, has a swimming pool and tennis courts.

        Overall, as illustrated in the table below, the Properties reported, as of December 31, 1995, a combined occupancy of 95.1% and an average monthly homesite rent of $362.

                                                                                   CURRENT       CURRENT
       PROPERTY NAME         YEAR                    NUMBER OF      OCCUPIED      OCCUPANCY      AVERAGE
       AND LOCATION       CONSTRUCTED     ACREAGE     SITES          SITES         LEVELS         RENTS
       ------------       -----------     -------    --------       --------      ---------      -------
 Aztec Estates
 Sundial Circle
 Margate, FL                1970            100         645            619           95.9%         $395

 Kings Manor
 State Road 84
 & Flamingo Road
 Ft. Lauderdale, FL         1972             45         314            303           96.5          $372

 Park of the Four
   Seasons
 University Avenue
 Blaine, MN                 1972            107         572            529           92.5          $312

 Old Dutch Farms
 Novi Road
 Novi, MI                   1972             47         293            284           96.9          $371

 Total on
 12/31/95                                             1,824          1,735           95.1%         $362
 12/31/94                                             1,824          1,732           94.8%         $352


ITEM 3. LEGAL PROCEEDINGS

        In the opinion of the Partnership and its legal counsel, there are no material legal proceedings pending except such ordinary routine matters as are incident to the kind of business conducted by the Partnership. To the knowledge of the Partnership and its counsel, no legal proceedings have been instituted or are being contemplated by any governmental authority against the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The limited partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The limited partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. There have been no matters submitted to a vote of the limited partners during the last fiscal year.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

        There is no established public trading market for the Units and it is not anticipated that one will ever develop. During the last two years, less than two percent of the Units have been transferred each year, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

        The General Partner calculates the estimated net asset value of each Unit by dividing (i) the amount of distributions that would be made to the limited partners in the event of the current sale of the Properties at their current appraised value, less sales expenses (but without consideration to tax consequences of the sale), by (ii) 30,000. In March, 1996, the Properties were appraised at an aggregate fair market value of $51,400,000. Assuming a sale of the four properties in March 1996, at the appraised value, less payment of selling expenses, the contingent purchase price due to sellers, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the limited partners is estimated to be $43,110,400 or $1,437 per unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1st, 1996, the Partnership had approximately 2,720 limited partners holding Units.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 1995, 1994, 1993, 1992 and 1991:

                             FISCAL YEAR       FISCAL YEAR         FISCAL YEAR         FISCAL YEAR          FISCAL YEAR
                                ENDED             ENDED               ENDED               ENDED                ENDED
                               DECEMBER         DECEMBER            DECEMBER            DECEMBER             DECEMBER
                               31, 1995         31, 1994            31, 1993            31, 1992             31, 1991
                             -----------       ----------          -----------         -----------          -----------
 Total Assets               $21,822,565        $22,113,778          $22,701,925         $23,252,126          $24,023,851
                            ===========        ===========          ===========         ===========          ===========

 Income                     $ 7,502,221        $ 7,321,328          $ 6,997,507         $ 6,700,706          $ 6,479,777
 Expenses                    (4,513,031)        (4,436,966)          (4,292,755)         (3,910,512)          (3,586,546)
                            -----------        -----------         ------------         -----------           ----------
 Net Income                 $ 2,989,190        $ 2,884,362          $ 2,704,752         $ 2,790,194          $ 2,893,231
                            ===========        ===========          ===========         ===========          ===========

 Distributions to
   Limited Partners,
   per Unit                        $100               $100                 $100                $100                 $100

 Income per Unit:
   Class A                          $69                $69                  $68                 $69                  $70
   Class B                         $100               $100                 $100                $100                 $100

 Weighted  average
   number of Units
   outstanding:
   Class A                       20,230             20,230               20,230              20,230               20,230
   Class B                        9,770              9,770                9,770               9,770                9,770



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity

        The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves which it considers adequate to maintain the Properties. All funds in excess of the operating needs and cash reserves have been distributed to the Partners, quarterly. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the year ended December 31, 1995 the Partnership added $178,017 to reserves. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs during the next fiscal year.

        On August 24, 1994, the Partnership obtained a $200,000 line of credit with Comerica Bank. On June 1, 1995, the line was increased to $400,000 to add additional models. This is a result of the existing homes being purchased quickly. Proceeds from the line of credit are being used to purchase new and used manufactured homes for resale in the communities owned by the Fund. As of December 31, 1995, the outstanding balance was $343,210.



Capital Resources

        The capital formation phase of the Partnership began on February 10, 1986, when Aztec Estates and Kings Manor were purchased by the Partnership and operations commenced. On March 4, 1986, and March 27, 1986, Old Dutch Farms and Park of the Four Seasons were purchased, respectively. From the $30,000,000 capital raised from the sale of the Units, $26,400,000 was used to purchase the four Properties after deducting sales commissions, advisory fees and other organization and offering costs. The Partnership had no capital expenditure commitments as of December 31, 1995 and does not anticipate any during the next fiscal year.


Results of Operations

        a.  Distributions

        During the years ended December 31, 1995, 1994 and 1993, cash generated by operations, and available for distribution, was $3,773,017, $3,652,772 and $3,461,959 respectively. For the years ended December 31, 1995, 1994 and 1993, respectively, the Partnership made distributions to limited partners equal, on an annualized basis, to 10% of their original capital contributions. These distributions totaled $3,000,000 in each year. The General Partner received distributions totaling $595,000, $400,000 and $600,000 during the same periods. No distributions made to the limited partners to date constitute, in whole or in part, a return of their capital contributions.

        b.  Net Income

        For the years ended December 31, 1995, 1994 and 1993 net income was $2,989,190, $2,884,362 and $2,704,752 on total revenues of $7,502,221,
$7,321,328 and $6,997,507.

        Net income plus depreciation and amortization less distributions to all Partners was $178,017, $252,772 and $(138,041), for the same periods. This fluctuation results from differences in the timing of distributions to the Partners and the fact that the Partnership had established cash reserves when deemed necessary from time to time.

         c.  Partnership Management

        Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves and interest on funds awaiting distribution) were $249,760 in 1995, $266,907 in 1994 and $343,633 in 1993. The decrease in Partnership management expenses in 1995 versus 1994 was due to higher legal expenses.

        d.  Property Operations

        Overall, the four Properties had a combined average occupancy of 95.1% (1,735/1,824 sites) as of December, 1995; 94.8% as of December, 1994; and 94.9%
as of December, 1993. The average collected monthly rent as of December, 1995 was approximately $362 per homesite versus $352 as of December, 1994 and $337 as of December, 1993, an increase each year of 2.8% and 4.4%, respectively.


        During the 1995, 1994 and 1993 fiscal years, the Properties generated a net operating income of $4,253,489 or 56.7% of total revenues; $4,140,507 or 56.6% of total revenues; and $3,975,678 or 56.8% of total revenues, respectively. Net operating income is computed before deduction of (i) certain non-recurring expenses of $230,712, $335,243 and $170,086, respectively, and
(ii) depreciation and amortization of $783,827, $768,410, and $757,207. The large increase in non-recurring expense between 1994 and 1993 was the result of required capital improvements to the sewage treatment facility at Old Dutch Farms in Novi, MI.


        Aztec Estates, in Margate, Florida, had an occupancy of 95.9% (619/645 sites) as of December, 1995 compared to 98.4% as of December, 1994 and 98.9% in 1993. The average rent in December, 1995 was $395 per homesite versus $385 in December, 1994 and $363 in December, 1993, an increase each year of 2.6% and 6.0%, respectively.

        The property's 1995 net operating income of $1,614,553 represented 53.7% of revenues versus $1,559,113 or 51.9% of revenues in 1994, and $1,543,235 or 54.2% of revenues in 1993. The increase in net operating income from 1994 to 1995 was due to higher average rents and lower operating expenses.

        Kings Manor, in Fort Lauderdale, Florida, had an occupancy of 96.5% (303/314 sites) as of December, 1995 compared to 99.0% as of December, 1994 and 99.0% in 1993. The average rent in December, 1995 was $372 per homesite versus $354 in December 1994 and $334 in December, 1993, an increase each year of 5.1% and 6.0% respectively.

        The property's 1995 net operating income of $821,053 represented 60.6% of revenues, versus $781,390 or 59.5% in 1994, and $701,322 or 59.1% in 1993.
The increase in income was the result of higher rental income.

        Old Dutch Farms, in Novi, Michigan, had an occupancy of 96.9% (284/293 sites) as of December, 1995 compared to 94.2% in 1994 and 99.0% in 1993. The average rent in December, 1995 was $371 per homesite versus $359 in December, 1994 and $345 in December, 1993, an increase each year of 3.3% and 4.1%, respectively.

        The property's 1995 net operating income of $731,943 represented 61.5% of revenues, versus $744,447 or 64.3% in 1994, and $721,439 or 63.0% in 1993.
The decrease in income was the result of higher operating expenses.

        The Park of the Four Seasons, in Blaine, Minnesota, had an occupancy of 92.5% (529/572 sites) as of December, 1995 compared to 88.6% in 1994 and 86.2%
in 1993. The average rent in December, 1995 was $312 per homesite versus $306 in December, 1994 and $302 in December, 1993, an increase each year of 2.0% and 1.3%, respectively.

        The property's 1995 net operating income of $1,085,940 represented 56.1% of revenues versus $1,055,557 or 56.3% in 1994, and $1,009,682 or 55.9% in 1993.
The increase in net operating income from 1994 to 1995 was primarily due to reduced operating expenses and increased rental rates. Vacancy in the area is still greater than 10% and the Partnership will continue offering some rental incentives during 1996.

        In 1996 and for the foreseeable future, the Partnership expects to meet its expenditures from operating revenues and to distribute excess cash flow, after retention of an adequate cash reserve, to its partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Partnership's financial statements for the fiscal years ended December 31, 1995, 1994 and 1993, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership and its general partner is Paul M. Zlotoff.

        Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

        Paul M. Zlotoff, 46, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman and Chief Executive Officer of Uniprop, Inc. in May 1986 and has been its President since 1979. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership has no executive officers and therefore, no officers received a salary or remuneration exceeding $100,000 during the last fiscal year. The General Partner of the Partnership and an affiliate, Uniprop, Inc., received certain compensation and fees during the fiscal year in the amounts described in Item 13. The Partnership anticipates that it will provide similar compensation to the General Partner and Uniprop, Inc. during the next fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Partnership is a limited partnership formed pursuant to the Michigan Uniform Limited Partnership Act, as amended. The General Partner, P.I. Associates Limited Partnership, is vested with full authority as to the general management and supervision of the business and other affairs of the Partnership, subject to certain constraints in the partnership agreement and consulting agreement. Limited partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. No person owns of record or beneficially, more than five percent of the Partnership's Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following discussion describes all of the types of compensation, fees or other distributions paid by the Partnership or others to the General Partner or its affiliates from the operations of the Partnership during the last fiscal year, as well as certain of such items which may be payable during the next fiscal year. Certain of the following arrangements for compensation and fees were not determined by arm's length negotiations between the General Partner, its affiliates and the Partnership.

        Paul M. Zlotoff has an interest in the sellers of all the Properties acquired by the Partnership and may be entitled to share in a contingent purchase price with respect to each Property, when and if the Properties are sold and the sellers become entitled thereto. The maximum amounts which could be payable to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Park of the Four Seasons, $1,113,594; and Old Dutch Farms, $452,359. The contingent purchase price for each Property was determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each limited partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

        The Partnership paid and will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest could be up to 20% of the net cash from operations (cash revenues less cash operating expenses
and specified reserves) in any taxable year.   However, in each taxable year the
General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each limited partner his 10% preferred return plus any shortfall in his 9% cumulative preferred return. During the last fiscal year, the General Partner was entitled to an incentive management interest of $773,017. The actual amount of incentive management interest paid to the General Partner during 1995 was $595,000. The actual amount to be received during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time. The General Partner also has a right to receive 20% of any sale or financing proceeds remaining after each limited partner has received an amount equal to any shortfall in his 9% cumulative preferred return, plus the return of his adjusted capital contribution.

        Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $371,984: Aztec Estates, $149,006; Kings Manor, $67,569; Old Dutch Farms, $59,149; and Park of the Four Seasons, $96,260. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $105,798 for performing local property management, data processing and investor relations services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)      Financial Statements

        The following financial statements and related documents are filed with this Report:

                 (1)     Report of Independent Certified Public Accountants

                 (2) Balance Sheets as of December 31, 1995 and 1994 and Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993

                 (3) Statements of Partners' Equity for the fiscal years ended December 31, 1995, 1994 and 1993

                 (4) Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993

                 (5) Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 1995, 1994 and 1993

        (b)      Reports on Form 8-K

        The Partnership did not file any Forms 8-K during the fourth quarter of 1995.

        (c)      Exhibits

        The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed June 4, 1985, as amended on August 1, 1985 and September 11, 1985:

         3(a)    Amended Certificate of Limited Partnership for the Partnership

         3(b)    Agreement of Limited Partnership for the Partnership

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement between the Partnership, the General Partner and Consultant

        The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 1992.

         3(c) Certificate of Amendment to the Certificate of Limited Partnership for the Partnership (originally filed with Form 10-Q for the fiscal quarter ended June 30, 1986).

         4 Form of Certificate of Limited Partnership Interest in the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1986)

         10(c) Contingent Purchase Price Agreement between the Partnership, Aztec Estates

         10(d) Contingent Purchase Price Agreement between the Partnership and O.D.F. Mobile Home Park (originally filed with Form 10-K for the fiscal year ended December 31, 1987)

         10(e) Contingent Purchase Price Agreement between the Partnership and The Park of the Four Seasons (originally filed with Form 10-K for the fiscal year ended December 31, 1987)

        The following exhibit is attached to this Report:

         27      Financial Data Schedule

         28 Letter summary of the estimated fair market values of the Partnership's four manufactured housing communities, as of March 23, 1996.

         (d)     Other Financial Statements

        There are no other financial statements required by the instructions contained in Regulation S-X or, the information is included elsewhere in the financial statements or the notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Uniprop Manufactured Housing Communities
                                    Income Fund, a Michigan Limited Partnership

                                  BY:  P.I. Associated Limited Partnership,
                                       General Partner


Dated: March 29, 1996             BY:  /s/ Paul M. Zlotoff
                                       ----------------------------------------
                                       Paul M. Zlotoff, General Partner

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
 Communities Income Fund
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 9, 1996

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
December 31,                                                                          1995                 1994
---------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT
  Buildings and improvements                                                   $22,087,145          $22,033,371
  Land                                                                           5,280,000            5,280,000
  Manufactured homes and improvements                                              412,052              343,336
  Furniture and equipment                                                           98,320               98,320
---------------------------------------------------------------------------------------------------------------
                                                                                27,877,517           27,755,027
  Less accumulated depreciation                                                  7,214,093            6,430,266
---------------------------------------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                                                      20,663,424           21,324,761

Cash                                                                               468,664              373,168
Other assets (Note 2)                                                              690,477              415,849
---------------------------------------------------------------------------------------------------------------

                                                                               $21,822,565          $22,113,778
===============================================================================================================
LIABILITIES AND PARTNERS' EQUITY

Line of credit (Note 3)                                                        $   343,210          $   135,000
Accounts payable                                                                   170,213               91,916
Other liabilities (Note 4)                                                         973,542              945,452
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                1,486,965            1,172,368
---------------------------------------------------------------------------------------------------------------
PARTNERS' EQUITY
  Class A limited partners                                                      12,064,399           12,687,620
  Class B limited partners                                                       8,874,775            8,874,775
  General partner                                                                 (603,574)            (620,985)
---------------------------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                                          20,335,600           20,941,410
---------------------------------------------------------------------------------------------------------------
                                                                               $21,822,565          $22,113,778
===============================================================================================================

                                See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                       1995                   1994                  1993
----------------------------------------------------------------------------------------------------------------
INCOME
  Rental                                            $    7,183,229        $     6,999,810       $     6,727,814
  Interest                                                  28,057                 28,289                19,530
  Other                                                    290,935                293,229               250,163
----------------------------------------------------------------------------------------------------------------
                                                         7,502,221              7,321,328             6,997,507
----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Property operations                                    2,252,437              2,094,276             2,060,628
  Administrative (Note 5)                                  665,407                711,692               697,240
  Depreciation                                             783,827                768,410               757,207
  Property taxes                                           811,360                862,588               777,680
----------------------------------------------------------------------------------------------------------------
                                                         4,513,031              4,436,966             4,292,755
----------------------------------------------------------------------------------------------------------------
NET INCOME                                          $    2,989,190        $     2,884,362       $     2,704,752
================================================================================================================
INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)
   Class A                                          $           69        $            69       $            68
   Class B                                          $          100        $           100       $           100

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 7)
     Class A                                        $          100        $           100       $           100
     Class B                                        $          100        $           100       $           100

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
     Class A                                        $       20,230        $        20,230                20,230
     Class B                                        $        9,770        $         9,770                 9,770

NET INCOME ALLOCABLE TO
  GENERAL PARTNER                                   $      612,411        $       515,457       $       360,948

DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                                   $      595,000        $       400,000       $       600,000
================================================================================================================


                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

----------------------------------------------------------------------------------------------------------------
                                                                    Class A          Class B
                                                  General           Limited          Limited
                                                  Partner          Partners         Partners             TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1993                      $ (497,390)    $   13,974,911      $ 8,874,775      $  22,352,296

Distributions to partners                       (600,000)        (2,023,000)        (977,000)        (3,600,000)

Net income for the year                          360,948          1,366,804          977,000          2,704,752
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993                      (736,442)        13,318,715        8,874,775         21,457,048

Distributions to partners                       (400,000)        (2,023,000)        (977,000)        (3,400,000)

Net income for the year                          515,457          1,391,905          977,000          2,884,362
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994                      (620,985)        12,687,620        8,874,775         20,941,410

Distributions to partners                       (595,000)        (2,023,000)        (977,000)        (3,595,000)

Net income for the year                          612,411          1,399,779          977,000          2,989,190
----------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                    $ (603,574)    $   12,064,399      $ 8,874,775      $  20,335,600
================================================================================================================


                                See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                               1995              1994               1993
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $   2,989,190     $   2,884,362     $    2,704,752
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                  783,827           768,410            757,207
     Gain on disposals of property
      and equipment                                                (34,074)          (31,902)            17,830
     (Increase) decrease in other assets                          (274,628)           23,181             (2,897)
     Increase (decrease) in accounts payable                        78,297           (29,994)           (49,518)
     Increase (decrease) in other liabilities                       28,090          (177,515)           394,565
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,570,702         3,436,542          3,821,939
----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                              (564,061)         (352,251)          (427,748)
  Proceeds from disposals of property
   and equipment                                                   475,645           154,868            160,190
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (88,416)         (197,383)          (267,558)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES
  Distributions to partners                                     (3,595,000)       (3,400,000)        (3,600,000)
  Net advances under line of credit                                208,210           135,000                 -
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                           (3,386,790)       (3,265,000)        (3,600,000)
----------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                     95,496           (25,841)           (45,619)

CASH, at beginning of year                                         373,168           399,009            444,628
----------------------------------------------------------------------------------------------------------------
CASH, at end of year                                         $     468,664     $     373,168     $      399,009
================================================================================================================

                                See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


 1.   SUMMARY OF              ORGANIZATION AND BUSINESS
      ACCOUNTING
      POLICIES                Uniprop Manufactured Housing Communities Income
                              Fund, a Michigan Limited Partnership (the
                              "Partnership") acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of four manufactured housing communities (the
                              "properties") located in Florida, Minnesota and Michigan. The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985.

                              The general partner of the Partnership is P. I. Associates Limited Partnership. Taxable investors acquired 20,230 Class A units, and 9,770 Class B units were acquired by tax exempt investors. Depreciation is allocated only to holders of Class A units and to the general partner.

                              USE OF ESTIMATES

                              In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              The carrying amounts of the Partnership's financial instruments, which consist of cash, its line of credit and accounts payable, approximate their fair values.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                              PROPERTY AND EQUIPMENT

                              Property and equipment are stated at cost.
                              Depreciation is provided using the straight-line method over the following estimated useful lives:

                              Building and improvements              30 years
                              Manufactured homes and improvements    30 years
                              Furniture and equipment                3-10 years

                              Accumulated depreciation for tax purposes was $8,324,900 and $7,472,706 as of December 31, 1995
                              and 1994, respectively.

                              INCOME TAXES

                              Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

 2.   OTHER ASSETS            At December 31, 1995 and 1994, "Other assets"
                              included cash of $171,000 and $137,000,
                              respectively, in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

 3.   REVOLVING               The Partnership currently has a $400,000
      CREDIT                  revolving line of credit agreement with a bank.
      AGREEMENT               Interest accrues on outstanding balances at 3/4%
                              above the bank's prime rate (prime was 8.5% at December 31, 1995). The amounts outstanding were
                              $343,210 and $135,000 at December 31, 1995 and
                              1994, respectively.

 4.   OTHER                   Other liabilities consisted of:
      LIABILITIES

                              December 31,                                                  1995            1994
                              -----------------------------------------------------------------------------------
                              Tenants' security deposits                           $     443,571    $    412,940
                              Accrued property taxes                                     520,888         509,450
                              Other                                                        9,083         23,062
                              -----------------------------------------------------------------------------------
                              TOTAL                                                $     973,542    $    945,452
                              ===================================================================================

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS





 5. RELATED PARTY             MANAGEMENT AGREEMENT
    TRANSACTIONS
                              The Partnership has an agreement with an affiliate of the general partner to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

                              REPORT OF FEES

                              During the years ended December 31, 1995, 1994 and 1993, the affiliate earned property management fees of $371,984, $362,755, and $348,935, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $8,415 and $8,042 by the affiliate at December 31, 1995 and 1994, respectively, for overpayments made.

                              Certain employees of the Partnership are also
                              employees of affiliates of the    general
                              partner. These employees were paid by the Partnership the amounts of $105,798, $120,876, and $120,205, in 1995, 1994 and 1993,
                              respectively, to perform local property
                              management and investor relations services for the Partnership.

                              CONTINGENT PURCHASE PRICE

                              The general partner of P.I. Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property, when and if the properties are sold and the sellers become entitled thereto. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties and are not determinable at this time. The Partnership does not anticipate any such amount will become payable during the next fiscal year.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


 6. RECONCILIATION            Year Ended December 31,                       1995            1994            1993
    OF FINANCIAL INCOME       ----------------------------------------------------------------------------------
    AND TAXABLE  INCOME
                              Income per the financial
                               statements                            $ 2,989,190     $ 2,884,362     $ 2,704,752

                              Adjustments to depreciation
                               for difference in methods                 (68,563)        (83,776)       (112,494)

                              Adjustments for prepaid rent,
                               meals and entertainment                    (2,877)           (457)          3,601
                              ----------------------------------------------------------------------------------
                              Income Per The Partnership's
                               Tax Return                            $ 2,917,750     $ 2,800,129     $ 2,595,859
                              ==================================================================================

 7. PARTNERS'                 Subject to the orders of priority under certain
    CAPITAL                   specified conditions more fully described in the
                              Agreement of Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                              DISTRIBUTIONS

                              Net cash from operations (generally defined in the Agreement as net income plus depreciation) is to be distributed to the limited partners until they have received their 10% preferred return plus any shortfall in their 9% cumulative return. Secondly, the general partner will receive 20% of net cash from operations. Thereafter, all remaining net cash from operations is to be distributed to the limited partners.

                              ALLOCATION OF NET INCOME

                              Net income is to be allocated in the same manner as distributions except that:

                              a) Depreciation expense is allocated only to the general partner and the Class A (taxable) limited partners and,

                              b) In all cases, the general partner is to be a alocated at least 1% of all Partnership items.

                              Since inception, the Fund earned sufficient cash from operations to distribute the 10% preferred return to the limited partners and therefore, there has been no shortfall in the 9% cumulative return.

                                                   UNIPROP MANUFACTURED HOUSING
                                                        COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                       SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 31, 1995



  Column A               Column B            Column C              Column D                     Column E
-------------            --------  ------------------------   --------------------- ---------------------------------------
                                                                              Costs
                                                                        Capitalized
                                                                      Subsequent to    Gross Amount at Which Carried
                                           Initial Cost                 Acquisition        at Close of Period
                                   ------------------------   --------------------- ----------------------------------------
                                              Buildings and           Buildings and           Buildings and
Description            Encumbrance      Land  Improvements    Land    Improvements        Land   Improvements       Total
----------------------------------------------------------------------------------------------------------------------------

Aztek Estates
  (Margate, FL)        $  -        $2,199,868   $8,799,475    $  -     $103,256     $2,199,868     $8,902,731    $11,102,599
Kings Manor
  (Ft. Lauderdale,
   FL)                    -           847,923    3,391,694       -       73,524        847,923      3,465,218      4,313,141
Park of the
  Four Seasons
  (Blaine, MN)            -         1,508,121    6,032,483       -      112,759      1,508,121      6,145,242      7,653,363
Old Dutch Farms
  (Novi, MI)              -           724,088    2,896,348       -      677,606        724,088      3,573,954      4,298,042
----------------------------------------------------------------------------------------------------------------------------
                       $  -        $5,280,000   $21,120,000   $  -     $967,145     $5,280,000    $22,087,145    $27,367,145
============================================================================================================================


                     Column F      Column G        Column H
                  ------------    ---------    ---------------
                                                 Life on Which
                                               Depreciation in
                                                 Latest Income
                   Accumulated        Date        Statement is
Description       Depreciation    Acquired            Computed
--------------------------------------------------------------
Aztek Estates
  (Margate, FL)     $2,946,488        1986            30 years
Kings Manor
  (Ft. Lauderdale,
   FL)               1,141,230        1986            30 years
Park of the
  Four Seasons
  (Blaine, MN)       2,017,842        1986            30 years
Old Dutch Farms
  (Novi, MI)         1,036,481        1986            30 years
--------------------------------------------------------------
                    $7,142,041
==============================================================


                                                   UNIPROP MANUFACTURED HOUSING
                                                        COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                          NOTES TO SCHEDULE III
                                                              DECEMBER 31, 1995


1. RECONCILIATION OF  The following table reconciles buildings and improvements
   BUILDINGS AND      from January 1, 1993 to December 31, 1995:
   IMPROVEMENTS

                                                        1995           1994            1993
                      ---------------------------------------------------------------------
                      BALANCE, at January 1      $22,033,371    $21,869,734     $21,560,281

                      Additions to buildings
                        and improvements              53,774        163,637         309,453
                      ---------------------------------------------------------------------
                      BALANCE, at December 31    $22,087,145    $22,033,371   $  21,869,734
                      =====================================================================


                      There were no additions to land during this three-year period.

2. RECONCILIATION     The following table reconciles the accumulated
   ACCUMULATED        depreciation from January 1, 1993 to December 31, 1995:
   OF DEPRECIATION

                                                        1995           1994            1993
                      ---------------------------------------------------------------------
                      BALANCE, at January 1      $ 6,377,185   $ 5,629,867      $ 4,891,951

                      Current year
                        depreciation expense         764,856       747,318          737,916
                      ---------------------------------------------------------------------
                      BALANCE, at December 31    $ 7,142,041   $ 6,377,185      $ 5,629,867
                      =====================================================================

3. TAX BASIS OF       The aggregate cost of buildings and improvements for
   BUILDINGS          federal income tax purposes is equal to the cost basis
   AND IMPROVEMENTS   used for financial statement purposes.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION                            METHOD OF FILING                            PAGE
------             -----------                            ----------------                            ----

3(a)               Amended Certificate of                 Incorporated by reference to
                   Limited Partnership for the            the S-11 Registration
                   Partnership                            Statement of the Partnership
                                                          filed June 4, 1985, as
                                                          amended on August 1, 1985
                                                          and September 11, 1985
                                                          ("Registration Statement").


3(b)               Agreement of Limited                   Incorporated by reference to
                   Partnership for the                    the Registration Statement.
                   Partnership


3(c)               Certificate of Amendment to            Incorporated by reference to
                   the Certificate of Limited             Form 10-K for fiscal year
                   Partnership for the                    ended December 31, 1992.
                   Partnership (originally filed
                   with Form 10-Q for the fiscal
                   quarter ended June 30, 1986).


4                  Form of Certificate of Limited         Incorporated by reference to
                   Partnership Interest in the            Form 10-K for fiscal year
                   Partnership (originally filed          ended December 31, 1992.
                   with Form 10-K for the fiscal
                   year ended December 31, 1986).


10(a)              Form of Management                     Incorporated by reference to
                   Agreement between the                  the Registration Statement.
                   Partnership and Uniprop, Inc.


10(b)              Form of Consulting                     Incorporated by reference to
                   Agreement between the                  the Registration Statement.
                   Partnership, the General
                   Partner and Consultant


10(c)              Contingent Purchase Price              Incorporated by reference to
                   Agreement between the                  Form 10-K for fiscal year
                   Partnership, Aztec Estates,            ended December 31, 1992.
                   Ltd., and Kings Manor
                   Associates (originally filed
                   with Form 10-K for the fiscal
                   year ended December 31, 1987)


10(d)              Contingent Purchase Price              Incorporated by reference to
                   Agreement between the                  Form 10-K for fiscal year
                   Partnership and O.D.F.                 ended December 31, 1992.
                   Mobile Home Park (originally
                   filed with Form 10-K for the
                   fiscal year ended December
                   31, 1987)


10(e)              Contingent Purchase Price              Incorporated by reference to
                   Agreement between the                  Form 10-K for fiscal year
                   Partnership and The Park of            ended December 31, 1992.
                   the Four Seasons (originally
                   filed with Form 10-K for the
                   fiscal year ended December
                   31, 1987)

27                 Financial Data Schedule                Filed herewith.                             Page 18

28                 Letter summary of the                  Filed herewith.                             Page 19
                   estimated fair market values
                   of the Partnership's four
                   manufactured housing
                   communities, as of March 1,
                   1996

