Form 10-Q
period 1996-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1996-05-15
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996             Commission File No. 0-15940



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

                                     INDEX




                                                                Page
                                                                ----

PART I                      FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets
          March 31, 1996 (Unaudited) and
          December 31, 1995                                        3

          Statements of Income
          Three months ended March 31, 1996
          and 1995                                                 4

          Statements of Cash Flows
          Three months ended March 31, 1996
          and 1995 (Unaudited)                                     5

          Notes to Financial Statements
          March 31, 1996 (Unaudited)                               6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                            7

PART II                     OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         10

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                               MARCH 31, 1996        DECEMBER 31, 1995
                                       (UNAUDITED)
Properties:
  Land                                        $5,280,000          $5,280,000
  Buildings And Improvements                  22,101,235          22,087,145
  Manufactured Homes                             408,557             412,052
  Furniture And Fixtures                          94,337              98,320
                                             -----------         -----------
                                              27,884,129          27,877,517

                                               7,410,050           7,214,093
                                             -----------         -----------
  Less Accumulated Depreciation
                                              20,474,079          20,663,424
Cash And Cash Equivalents                        399,510             468,664

Other Assets                                     660,359             690,477
                                             -----------         -----------

Total Assets                                 $21,533,948         $21,822,565
                                             -----------         -----------



LIABILITIES                          MARCH 31, 1996        DECEMBER 31, 1995
                                       (UNAUDITED)
Accounts Payable                                $154,693            $170,213
Line of Credit                                   343,210            $343,210
Other Liabilities                                661,142             973,542
                                             -----------         -----------

Total Liablities                              $1,159,045          $1,486,965

Partners' Equity
General Partner                                 (415,105)           (603,574)
Class A Limited Partners                      11,915,233          12,064,399
Class B Limited Partners                       8,874,775           8,874,775
                                             -----------         -----------

Total Partners' Equity                        20,374,903          20,335,600
                                             -----------         -----------

Total Liabilities And
  Partners' Equity                           $21,533,948         $21,822,565
                                             -----------         -----------

                      See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                       A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME
                                 (UNAUDITED)


                                           THREE MONTHS ENDED
                                       MARCH 31, 1996     MARCH 31, 1995
Income:
  Rental Income                                $1,875,625         $1,787,454
  Other                                            86,177             87,979
                                               ----------         ----------

Total Income                                   $1,961,802         $1,875,433
                                               ----------         ----------
Operating Expenses:
  Administrative Expenses
  (Including $97,708  And $93,365
  In Property Management Fees Paid
  To An Affliate For The Three Month
  Period March 31, 1996  and
  1995, Respectively)                             422,592            392,437
  Property Taxes                                  204,168            197,358
  Utilities                                       129,729            127,033
  Property Operations                             220,053            180,677
  Depreciation And Amortization                   195,957            192,102
                                               ----------         ----------

Total Operating Expenses                       $1,172,499         $1,089,607
                                               ----------         ----------

Net Income                                       $789,303           $785,826
                                               ----------         ----------

Income Per Limited Partnership Unit:
  Class A                                          $18.00             $18.00
  Class B                                          $25.00             $25.00

Distribution Per Limited Partnership Unit
  Class A                                          $25.00             $25.00
  Class B                                          $25.00             $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                        20,230             20,230
    Class B                                         9,770              9,770



                     See Notes to Financial Statements.

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                             MARCH 31, 1996      MARCH 31, 1995
Cash Flows From Operating Activities:
  Net Income (Loss)                                                $789,303            $785,826

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                      195,957             192,102
(Increase) Decrease In Other Assets From Operations                  30,118               9,062
  Increase  (Decrease) In Accounts Payables                         (15,520)            (48,936)
  Increase (Decrease) Other Liabilities From Operations            (312,400)            189,114
                                                                   --------            --------

Total Adjustments                                                  (101,845)            341,342
                                                                   --------            --------

    Net Cash Provided By (Used In)
      Operating Activities                                          687,458           1,127,168
                                                                   --------            --------

    Cash Flows From Investing Activities:
      Capital Expenditures                                           (6,612)            (26,021)
                                                                   --------            --------

    Net Cash Provided By (Used In)
      Investing Activities                                           (6,612)            (26,021)
                                                                   --------            --------

    Cash Flows From Financing Activities:
      Distributions To Partners                                    (750,000)           (750,000)
                                                                   --------            --------

    Net Cash Provided By (Used In)
      Financing Activities                                         (750,000)           (750,000)
                                                                   --------            --------

Increase (Decrease) In Cash                                         (69,154)            351,147
Cash, Beginning                                                     468,664             373,168
                                                                   --------            --------

Cash, Ending                                                       $399,510            $724,315
                                                                   --------            --------




                      See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1996, the related statements of income and statements of cash flow for the periods ended March 31, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.   PAYMENTS TO AFFILIATES:


                                          THREE MONTHS ENDED
                                 MARCH 31, 1996       MARCH 31, 1995
                                 --------------       --------------

PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                $97,708               $93,365

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. There have been no significant capital transactions during the quarter reported.

Liquidity

Partnership liquidity is based upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least seven years. The General Partner may elect to have the Partnership own the properties for longer than ten years, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

During the second quarter of 1995, the Partnership extended the existing line of credit with Comerica Bank from $200,000 to $400,000. Proceeds from the line of credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of March 31, 1996, the outstanding balance on the line of credit was approximately $343,210.

During the quarters ended March 31, 1996 and 1995, cash generated by operations
was $985,260 and $977,928, respectively.   This amount of cash flow provided
sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. Consequently, the cash available after the preferred return to the Limited Partners amounts to $235,260 and $200,000 will be distributed to the General Partner for the quarter ended March 31, 1996. For the same quarter in 1995, the General Partner received $150,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 1996, the Partnership added $35,260 to reserves. During the same quarter in 1995, the Partnership added $77,928 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 95.9% (1,749/1,824 sites) at the end of March 1996, versus 95.1% a year ago. The average monthly rent in March 1996 was approximately $370, or 3.1% more than the $359 average monthly rent in March 1995.


                              Total        Occupied      Occupancy    Average
                              Capacity     Sites         Rate         Rent
Aztec Estates                  645          618           95.8%        $411
Kings Manor                    314          299           95.2          388
Old Dutch Farms                293          289           98.6          373
Park of the Four Seasons       572          543           94.9          315
                               ---          ----          -----        ----

Total on 3/31/96:              1,824        1,749         95.9%        $370

Total on 3/31/95:              1,824        1,735         95.1%        $359



During the first quarter of 1996, the Partnership generated gross revenues of $1,961,802, 4.6% more than the $1,875,433 generated in the first quarter of 1995. The net operating income before other non-recurring expenses and Partnership administration was $1,113,377 or 56.7% of the total revenues, versus $1,008,628 or 53.8% during the same period in 1995. For the quarter, cash flow was $985,260, versus $977,928 reported in 1995.



                                   GROSS             NET OPERATING
                                   REVENUES          INCOME
Aztec Estates                       $790,068           $409,510
Kings Manor                          348,145            212,845
Old Dutch Farms                      308,889            192,947
Park of the Four Seasons             511,056            298,075
Partnership Management:                3,644            (88,172)
Other Non-Recurring expenses:                           (39,945)
                                 -----------     --------------

Total on 3/31/96:                 $1,961,802           $985,260

Total on 3/31/95:                 $1,875,433           $977,928



The Partnership operating expenses for the first quarter of 1996, compared to the same period in 1995, reflect slight increases in wages, marketing expenses, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on March 31, 1996 of 95.8% (618/645 sites), versus 98.1% as of March 31, 1995. The average rent in the community as of March 31, 1996 was $411, versus $394, an increase of 4.3% from the same period in 1995. For the first quarter of 1996, the net operating income was $409,510, or 4.9% less than the $430,522 reported for the same period in 1995. The decline in income is the result of higher marketing expenses associated with the model home sales program.

Improvement and maintenance actions undertaken during the quarter involved repairs to a damaged main water line and renovations to the community center building and patio area. Management has budgeted approximately $100,000 for capital improvements at Aztec during 1996. The most significant items budgeted for are road repaving and new shuffle board courts.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 95.2% (299/314 sites) on March 31, 1996, versus 98.1% as of March 31, 1995. The average rent in the community as of March 31, 1996 was $388, versus $372, an increase of 4.3% from the same period in 1995. For the first quarter of 1996, the net operating income was $212,845, slightly more than the $212,681 reported during the same period in 1995.

Improvement and maintenance actions undertaken during the quarter involved the seal-coating of approximately one third of the residents' driveways within the community, significant trimming and removal of older trees throughout the community, and the installation of a new motor for the pool filter. Management has budgeted approximately $60,000 of capital improvements for Kings Manor in 1996. The most significant budgeted item was $10,000 for seal-coating residents' driveways. Also budgeted for 1996 is approximately $9,600 for upgrading old electric pedestals.

OLD DUTCH FARMS, in Novi Michigan, reported an occupancy of 98.6% (289/293 sites) on March 31, 1996, versus 96.3% as of March 31, 1995. The average rent in the community as of March 31, 1996 was $373, versus $362, an increase of 3.0% from the same period in 1995. For the first quarter of 1996, the net operating income was $192,947 or 14.4% more than the $168,589 reported for the same period in 1995. The increase in income is due to higher occupancy and the higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter consisted of minor repairs to the sewer plant, installation of concrete piers for the new homes that were moved into the community during the first quarter, and the purchase and set-up of a new manager's home. Management has budgeted approximately $71,000 in capital improvements during 1996. The most significant items are $17,000 for a new manager's home and $20,000 for new street lights throughout the community.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 94.9% (543/572 sites) on March 31, 1996 versus 89.5% as of March 31, 1995. The average rent in the community as of March 31, 1996 was $315, versus $306, an increase of 2.9% from the same period in 1995. For the first quarter of 1996, the net operating income

$298,075, 4.0% more than the $286,471 reported for the same period in 1995. The increase in income is due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions during the quarter consisted of repairs to several water breaks, replacement of a HVAC unit in the community center building, and renovations to the mens shower area.


MANAGEMENT EXPENSES

Net partnership management expenses paid during the quarter amounted to $88,172. Gross expenses of $91,816 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $3,644 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's first quarter were $89,635, $94,068 and $4,433, respectively.


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

               (a) Exhibits

                      Exhibit Number            Description
                      --------------      -----------------------
                         27               Financial Data Schedule


               (b) Reports of Form 8-K
                     There were no reports filed on Form 8-K during the three months ended March 31, 1996.

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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership


                              BY:  P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                              BY:  /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                              BY:  /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: May 15, 1996

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
