Form 10-Q
period 1996-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1996-08-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996             Commission File No. 0-15940



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

                                     INDEX


                                                                       Page
                                                                       ----

PART I                    FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets
                 June 30, 1996 (Unaudited) and
                 December 31, 1995                                       3

                 Statements of Income
                 Six months ended June 30, 1996
                 and 1995 and Three monds ended
                 June 30, 1996 and 1995                                  4

                 Statements of Cash Flows
                 Six months ended June 30, 1996
                 and 1995 (Unaudited)                                    5

                 Notes to Financial Statements
                 June 30, 1996 (Unaudited)                               6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                           7

PART II                   OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                       11

                            PART I. FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS


              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                 JUNE 30, 1996      DECEMBER 31, 1995
                                        (UNAUDITED)
Properties:
  Land                                    $   5,280,000          $  5,280,000
  Buildings And Improvements                 22,116,876            22,087,145
  Manufactured Homes                            393,620               412,052
  Furniture And Fixtures                         95,326                98,320
                                          -------------          ------------
                                             27,885,822            27,877,517

  Less Accumulated Depreciation               7,606,007             7,214,093
                                          -------------          ------------
                                             20,279,815            20,663,424

Cash And Cash Equivalents                       656,393               468,664

Other Assets                                    662,281               690,477
                                          -------------          ------------
Total Assets                              $  21,598,489          $ 21,822,565
                                          -------------          ------------

LIABILITIES                          JUNE 30, 1996        DECEMBER 31, 1995
                                      (UNAUDITED)

Line of Credit                            $     600,000          $    343,210
Accounts Payable                                160,350          $    170,213
Other Liabilities                               770,490               973,542
                                          -------------          ------------

Total Liablities                          $   1,530,840          $  1,486,965

Partners' Equity
General Partner                                (565,973)             (603,574)
Class A Limited Partners                     11,758,847            12,064,399
Class B Limited Partners                      8,874,775             8,874,775
                                          -------------          ------------
Total Partners' Equity                       20,067,649            20,335,600
                                          -------------          ------------
Total Liabilities And
  Partners' Equity                        $  21,598,489          $ 21,822,565
                                          -------------          ------------

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      SIX MONTHS ENDED                   THREE MONTHS ENDED
                                               JUNE 30, 1996  JUNE 30, 1995       JUNE 30, 1996  JUNE 30, 1995
Income:
  Rental Income                                    $ 3,728,017     $ 3,584,769         $  1,852,392     $ 1,797,315
  Other                                                144,354         172,819               58,177          84,840
                                                   -----------     -----------         ------------     -----------
Total Income                                       $ 3,872,371     $ 3,757,588         $  1,910,569     $ 1,882,155
                                                   -----------     -----------         ------------     -----------

Operating Expenses:
  Administrative Expenses
  (Including $192,896, 187,175, 97,708  And
  93,365 In Property Management Fees Paid
  To An Affliate For The Six and Three Month
  Periods Ended June 30, 1996 and
  1995, Respectively)                                  826,065         809,518              403,473         417,081
  Property Taxes                                       408,946         399,734              204,778         202,376
  Utilities                                            246,314         236,535              116,585         109,502
  Property Operations                                  467,083         404,033              247,030         223,356
  Depreciation And Amortization                        391,914         384,205              195,957         192,103
                                                   -----------     -----------         ------------     -----------
Total Operating Expenses                           $ 2,340,322     $ 2,234,025         $  1,167,823     $ 1,144,418
                                                   -----------     -----------         ------------     -----------
Net Income                                         $ 1,532,049     $ 1,523,563         $    742,746     $   737,737
                                                   -----------     -----------         ------------     -----------
Income Per Limited Partnership Unit:
  Class A                                          $     35.00     $     35.00         $      17.00     $     17.00
  Class B                                          $     50.00     $     50.00         $      25.00     $     25.00

Distribution Per Limited Partnership Unit
  Class A                                          $     50.00     $     50.00         $      25.00     $     25.00
  Class B                                          $     50.00     $     50.00         $      25.00     $     25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                             20,230          20,230               20,230          20,230
    Class B                                              9,770           9,770                9,770           9,770

                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                       SIX MONTHS ENDED
                                              JUNE 30, 1996      JUNE 30, 1995
Cash Flows From Operating Activities:
  Net Income (Loss)                             $ 1,532,049    $ 1,523,563

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                      391,914        384,205
(Increase) Decrease In Other Assets From
  Operations                                         28,196         35,912
    Increase  (Decrease) In Accounts Payables        (9,863)        25,469
    Increase (Decrease) Other Liabilities
      From Operations                              (203,052)      (211,823)
                                                -----------    -----------
Total Adjustments                                   207,195        233,763
                                                -----------    -----------
    Net Cash Provided By (Used In)
      Operating Activities                        1,739,244      1,757,326
                                                -----------    -----------
Cash Flows From Investing Activities:
  Capital Expenditures                               (8,305)       (65,055)
  Funds From Line of Credit                         256,790
                                                -----------    -----------
    Net Cash Provided By (Used In)
      Investing Activities                          248,485        (65,055)
                                                -----------    -----------
Cash Flows From Financing Activities:
  Distributions To Partners                      (1,800,000)    (1,800,000)
                                                -----------    -----------
Net Cash Provided By (Used In)
  Financing Activities                           (1,800,000)    (1,800,000)
                                                -----------    -----------
Increase (Decrease) In Cash                         187,729       (107,729)
Cash, Beginning                                     468,664        373,168
                                                -----------    -----------
Cash, Ending                                    $   656,393    $   265,439
                                                -----------    -----------


                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1996, the related statements of income and statements of cash flow for the periods ended June 30, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:


                                     SIX MONTHS ENDED                  THREE MONTHS ENDED
                              JUNE 30, 1996   JUNE  30, 1995          JUNE 30, 1996   JUNE 30, 1995
                              -------------   --------------          -------------   -------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:             $192,896          $187,175                $97,708         $93,365


ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. There have been no significant capital transactions during the quarter reported.

Liquidity

Partnership liquidity is based upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition, although properties may be disposed of later, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

On May 1, 1996, the Partnership increased it's existing line of credit with Comerica Bank from $400,000 to $600,000. Proceeds from the line of credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of June 30, 1996, the outstanding balance on the line of credit was approximately $600,000.

During the quarters ended June 30, 1996 and 1995, cash generated by operations was $938,703 and $929,840, respectively. The increase in cash flow for the quarter was due to higher average rents. This amount of cash flow provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. The General Partner will receive a distribution of $150,000 from cash generated by operations. For the same quarter in 1995, the General Partner received $100,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 1996, the Partnership added $38,703 to reserves. During the same quarter in 1995, the Partnership added $79,840 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 96.2% (1,754/1,824 sites) at the end of June 1996, versus 94.8% a year ago. The average monthly rent in June 1996 was approximately $371, or 3.3% more than the $359 average monthly rent in June 1995.

                                           Total            Occupied         Occupancy        Average
                                           Capacity         Sites            Rate             Rent
Aztec Estates                              645              609              94.4%            $ 411
Kings Manor                                314              299              95.2               388
Old Dutch Farms                            293              289              98.6               376
Park of the Four Seasons                   572              557              97.4               316
                                           ---              ---              ----             -----

Total on 6/30/96:                          1,824            1,754            96.2%            $ 371

Total on 6/30/95:                          1,824            1,729            94.8%            $ 359

During the second quarter of 1996, the Partnership generated gross revenues of $1,910,569 or 1.5% more than the $1,882,155 generated in the second quarter of 1995. The net operating income before other non-recurring expenses and Partnership administration was $1,119,913 or 58.7% of the total revenues, versus $994,621 or 52.8% during the same period in 1995. For the quarter, cash flow was $938,703, versus $929,840 reported in 1995.

                                            GROSS                   NET OPERATING
                                            REVENUES                INCOME
Aztec Estates                             $   734,761               $ 380,872
Kings Manor                                   338,215                 215,507
Old Dutch Farms                               309,749                 198,367
Park of the Four Seasons                      525,847                 325,166
Partnership Management:                         1,997                (111,847)
Other Non Recurring expenses:                   -----                 (69,362)
                                          -----------               ---------

Total on 6/30/96:                         $ 1,910,569               $ 938,703
Total on 6/30/95:                         $ 1,882,155               $ 929,840


The properties operating expenses for the second quarter of 1996, compared to the same period in 1995, reflect slight increases in wages, marketing expenses, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on June 30, 1996 of 94.4% (609/645 sites), versus 96.7% as of June 30, 1995. The average rent in the community as of June 30, 1996 was $411, versus $395, an increase of 4.1% from the same period in 1995. For the second quarter of 1996, the net operating income was $380,872, or 17.0% less than the $445,840 reported for the same period in 1995. The decline in income is the result of lower occupancy and higher marketing expenses associated with the model home sales program.

Improvement and maintenance actions undertaken during the quarter focused on moving several older homes out of the community. Management feels it is necessary to move the older homes out in order to make room for new residents and upgrade the overall tenant profile of the community. Also completed during the second quarter were roof repairs and renovations to the community center building. Additionally, in an effort to enhance the community, a new wood border was placed around the playground area and new pool furniture was purchased.

Management reported that sales traffic at the model home sales center has been strong. During the second quarter there were five new home sales, seven pre-owned home sales, and 18 customer resales within the community.


KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 95.2% (299/314 sites) on June 30, 1996, versus 97.5% as of June 30, 1995. The average rent in the community as of June 30, 1996 was $388, versus $372, an increase of 4.3% from the same period in 1995. For the second quarter of 1996, the net operating income was $215,507 or 3.3% more than the $208,582 reported during the same period in 1995.

Improvement and maintenance actions undertaken during the quarter involved the seal-coating of residents' driveways within the community, the removal of trees to make room for multi-section homes, and repairs to directional signs throughout the community. Also completed during the quarter was the replacement of all chairs and tables at the pool area.

Management reported that four new residents' homes were moved into the community during the second quarter. One new model home is now set-up and on display within the community. Rent incentives have been enhanced for new residents moving into the community during the next three months.
Additionally, new advertising has been placed in local papers to increase sales of pre-owned homes.

According to the Broward County Economic Development Council, approximately 121
companies will be opening or relocating to the area during 1996.   American
Express has plans to open a new 41,000 square foot facility in the area within the next few months. The Broward County Economic Development Council anticipates approximately 300 new employment opportunities to be created during 1996. Currently, the unemployment rate in Broward County is 4.9%.

OLD DUTCH FARMS, in Novi Michigan, reported an occupancy of 98.6% (289/293 sites) on June 30, 1996, versus 96.6% as of June 30, 1995. The average rent in the community as of June 30, 1996 was $376, versus $365, an increase of 3.0% from the same period in 1995. For the second quarter of 1996, the net operating income was $198,367 or 4.7% more than the $189,377 reported for the same period in 1995. The increase in income is due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter involved the installation of concrete piers for the new homes that were moved into the community, replacement of old street lights within the community, and minor street repairs.

Current marketing programs have been effective in maintaining stable occupancy. Management reported five homes were moved into the community during the second
quarter, and five homes were moved out.   The manufactured home market in  the
area is strong with occupancy rates ranging between 97.0% and 100.0%. However, management is reporting that demand is becoming greater for the larger multi-sectional homesites. Old Dutch Farms has no larger sites available and will have to continue to offer incentives to fill the remaining smaller homesites.


PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 97.4% (557/572 sites) on June 30, 1996 versus 90.2% as of June 30, 1995. The average rent in the community as of June 30, 1996 was $316, versus $309, an increase of 2.3% from the same period in 1995. For the second quarter of 1996, the net operating income was $325,166, 20.6% more than the $269,562 reported for the same period in 1995. The increase in income is due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions during the quarter involved repairs to several community-owned homes, concrete work for new homes being moved into the community, and the installation of new landscaping around the community center building.

As a result of the improving housing market in the northern suburbs of Minneapolis/St. Paul and enhanced marketing incentives, 17 new residents' homes were moved into Park of the Four Seasons during the second quarter of 1996. Since the second quarter of 1995, occupancy has increased a total of 41 homesites. As a result of the large increase in the number of new homes being moved into the community over the past year, the overall appearance of the community has significantly improved. In fact, entire streets within the community have all new homes and residents. Management believes that if the market continues to remain strong, occupancy could reach 99.0% by year end.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $111,847. Gross expenses of $113,844 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $1,997 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $118,740, $121,411 and $2,671, respectively.



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

                          (a) Exhibits

                                 Exhibit Number            Description
                                 --------------            -----------
                                     27                Financial Data Schedule

                          (b) Reports of Form 8-K
                                  There were no reports filed on Form 8-K during the three months ended June 30, 1996.

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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                          BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                   its General Partner

                          BY:      /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                          BY:      /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer
Dated: August 14, 1996

                                 EXHIBIT INDEX


Exhibit
   No.                           Description                      Page
- --------                         -----------                      ----

   27                            Financial Data Schedule