Form 10-Q
period 1996-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1996-11-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996      Commission File No. 0-15940



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

                                     INDEX


                                                          Page
                                                          ----
PART I           FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets
           September 30, 1996 (Unaudited) and
           December 31, 1995                                3

           Statements of Income
           Nine months ended September 30, 1996
           and 1995 and Three months ended
           September 30, 1996 and 1995                      4

           Statements of Cash Flows
           Nine months ended September 30, 1996
           and 1995 (Unaudited)                             5

           Notes to Financial Statements
           September 30, 1996 (Unaudited)                   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                    7

 PART II          OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                        September 30, 1996  December 31, 1995
                              ------------------  -----------------
                                 (Unaudited)
Properties:
  Land                                $5,280,000         $5,280,000
  Buildings And Improvements          22,122,120         22,087,145
  Manufactured Homes                     449,963            412,052
  Furniture And Fixtures                  92,826             98,320
                              ------------------  -----------------
                                      27,944,909         27,877,517
  Less Accumulated
    Depreciation                       7,801,964          7,214,093
                              ------------------  -----------------
                                      20,142,945         20,663,424

Cash And Cash Equivalents                459,235            468,664

Other Assets                             656,524            690,477
                              ------------------  -----------------

Total Assets                         $21,258,704        $21,822,565
                              ------------------  -----------------

LIABILITIES                   September 30, 1996  December 31, 1995
                              ------------------  -----------------
                                 (Unaudited)
Line of Credit                          $387,800           $343,210
Accounts Payable                         $96,042           $170,213
Other Liabilities                        867,998            973,542
                              ------------------  -----------------

Total Liabilities                     $1,351,840         $1,486,965

Partners' Equity:
  General Partner                       (569,685)          (603,574)
  Class A Limited Partners            11,601,774         12,064,399
  Class B Limited Partners             8,874,775          8,874,775
                              ------------------  -----------------

Total Partners' Equity                19,906,864         20,335,600
                              ------------------  -----------------

Total Liabilities And
  Partners' Equity                   $21,258,704        $21,822,565
                              ------------------  -----------------

                      See Notes to Financial Statements

STATEMENTS OF INCOME (Unaudited)

                                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                           Sept. 30, 1996     Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995
                                           --------------     --------------   --------------   --------------
Income:
  Rental Income                                 $5,597,288      $5,383,858         $1,869,271    $1,799,089
  Other                                            204,541         240,253             60,187        67,434
                                                ----------      ----------         ----------    ----------
Total Income                                    $5,801,829      $5,624,111         $1,929,458    $1,866,523

Operating Expenses:
  Administrative Expenses
  (Including $288,915, $280,201, $96,019 And
  $93,026 In Property Management Fees Paid
  To An Affliate For The Nine and Three
  Month Periods Ended Sept. 30, 1996 and
  1995, Respectively)                            1,199,577       1,226,072            373,512       416,554
  Property Taxes                                   613,382         597,657            204,436       197,923
  Utilities                                        361,837         340,828            115,523       104,293
  Property Operations                              767,899         655,114            300,816       251,081
  Depreciation And Amortization                    587,870         576,308            195,956       192,103
                                                ----------      ----------         ----------    ----------

Total Operating Expenses                        $3,530,565      $3,395,979         $1,190,243    $1,161,954
                                                ----------      ----------         ----------    ----------

Net Income                                      $2,271,264      $2,228,132           $739,215      $704,569
                                                ----------      ----------         ----------    ----------

Income Per Limited Partnership Unit:
  Class A                                           $52.00          $52.00             $17.00        $17.00
  Class B                                           $75.00          $75.00             $25.00        $25.00

Distribution Per Limited Partnership Unit
  Class A                                           $75.00          $75.00             $25.00        $25.00
  Class B                                           $75.00          $75.00             $25.00        $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                         20,230          20,230             20,230        20,230
    Class B                                          9,770           9,770              9,770         9,770

                      See Notes to Financial Statements
                                       4

STATEMENTS OF CASH FLOWS (Unaudited)

                                                          NINE MONTHS ENDED
                                                   Sept. 30, 1996   Sept. 30, 1995
                                                   --------------   --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                    $2,271,264       $2,228,132

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                            587,870          576,308
(Increase) Decrease In Other Assets From Operations        33,953           34,510
  Increase  (Decrease) In Accounts Payables               (74,171)         (16,746)
  Increase (Decrease) Other Liabilities From
    Operations                                           (105,544)         (41,737)
                                                   --------------   --------------

Total Adjustments                                         442,108          552,335
                                                   --------------   --------------

    Net Cash Provided By (Used In)
      Operating Activities                              2,713,372        2,780,467
                                                   --------------   --------------

Cash Flows From Investing Activities:
  Capital Expenditures                                    (67,392)        (176,388)
   Funds From Line of Credit                               44,590                0
                                                   --------------   --------------

    Net Cash Provided By (Used In)
      Investing Activities                                (22,802)        (176,388)
                                                   --------------   --------------

Cash Flows From Financing Activities:
  Distributions To Partners                            (2,700,000)      (2,650,000)
                                                   --------------   --------------

Net Cash Provided By (Used In)
  Financing Activities                                 (2,700,000)      (2,650,000)
                                                   --------------   --------------

Increase (Decrease) In Cash                                (9,430)         (45,921)

Cash, Beginning                                           468,664          373,168
                                                   --------------   --------------

Cash, Ending                                             $459,234         $327,247
                                                   --------------   --------------


                       See Notes to Financial Statements
                                       5

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1996, the related statements of income and statements of cash flow for the periods ended September 30, 1996 and 1995 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public
accountants.   In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.  PAYMENTS TO AFFILIATES:

                                        NINE MONTHS ENDED                       THREE MONTHS ENDED
                                 SEPT. 30, 1996    SEPT. 30, 1995        SEPT. 30, 1996    SEPT. 30, 1995
                                 --------------  ----------------        --------------    --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                    $288,915       $280,201               $96,019            $93,026

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

On May 1, 1996, the Partnership increased its existing line of credit with Comerica Bank from $400,000 to $600,000. Proceeds from the line of credit are being used to purchase new or used manufactured homes for sale or lease in the communities owned by the Partnership. As of September 30, 1996, the outstanding balance on the line of credit was approximately $387,800.

During the quarters ended September 30, 1996 and 1995, cash generated by operations was $935,171 and $896,672, respectively. The increase in cash flow for the quarter was due to higher average occupancy and higher average rents. This amount of cash flow provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. The General Partner will receive a distribution of $150,000 from cash generated by operations. For the same quarter in 1995, the General Partner received $100,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended September 30, 1996, the Partnership added $35,171 to reserves. During the same quarter in 1995, the Partnership added $46,672 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.1% (1,771/1,824 sites) at the end of September 1996, versus 95.6% a year ago. The average monthly rent in September 1996 was approximately $372, or 3.1% more than the $361 average monthly rent in September 1995.

                           Total     Occupied  Occupancy  Average
                           Capacity  Sites     Rate       Rent
Aztec Estates              645        610       94.6%        $411
Kings Manor                314        303       96.5          388
Old Dutch Farms            293        288       98.3          379
Park of the Four Seasons   572        570       99.7          318
                           ---        ---       -----        ----

Total on 9/30/96:         1,824      1,771      97.1%        $372

Total on 9/30/95:         1,824      1,743      95.6%        $361

During the third quarter of 1996, the Partnership generated gross revenues of $1,929,458 or 3.4% more than the $1,866,523 generated in the third quarter of 1995. The net operating income before other non-recurring expenses and Partnership administration was $1,055,866 or 54.7% of the total revenues, versus $1,007,389 or 54.1% during the same period in 1995. For the quarter, cash flow was $935,171, versus $896,672 reported in 1995.


                                 GROSS           NET OPERATING
                                 REVENUES        INCOME

Aztec Estates                   $  751,592       $383,887
Kings Manor                        339,140        201,934
Old Dutch Farms                    307,866        178,618
Park of the Four Seasons           527,262        291,428
Partnership Management:              3,598        (21,064)
Other Non Recurring expenses:        -----        (99,631)
                                ----------       --------
Total on 9/30/96:               $1,929,458       $935,171
Total on 9/30/95:               $1,866,523       $896,672


The properties' operating expenses for the third quarter of 1996 compared to the same period in 1995, reflect slight increases in wages, marketing expenses, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on September 30, 1996 of 94.6% (610/645 sites), versus 96.3% as of September 30, 1995. The average rent in the community as of September 30, 1996 was $411, versus $395, an increase of 4.1% from the same period in 1995. For the third quarter of 1996, the net operating income was $383,887, or 6.2% more than the $361,566 reported for the same period in 1995. The increase in income is the result of higher average rents.

Improvement and maintenance actions undertaken during the quarter focused on roof repairs to the community center building, repairs to one of the maintenance vehicles, and general clean up from the removal of older homes throughout the community. Additionally, management replaced the HVAC units in the pool room and the gate house.


KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 96.5% (303/314 sites) on September 30, 1996, versus 98.7% as of September 30, 1995. The average rent in the community as of September 30, 1996 was $388, versus $372, an increase of 4.3% from the same period in 1995. For the third quarter of 1996, the net operating income was $201,934, slightly more than the $201,310 reported during the same period in 1995.

Improvement and maintenance actions undertaken during the quarter involved repairs to the older street lights throughout the community, renovations to the community center building, and the replacement of electric pedestals on homesites where new homes are being placed.

OLD DUTCH FARMS, in Novi Michigan, reported an occupancy of 98.3% (288/293 sites) on September 30, 1996, versus 96.9% as of September 30, 1995. The average rent in the community as of September 30, 1996 was $379, versus $369, an increase of 2.7% from the same period in 1995. For the third quarter of 1996, the net operating income was $178,618, slightly less than the $183,987 reported for the same period in 1995. The decline in income is due to higher operating expenses.

Improvement and maintenance actions undertaken during the third quarter focused on repainting the community center building and the mail boxes. Also completed during the third quarter were minor repairs to the sewage treatment facility.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 99.7% (570/572 sites) on September 30, 1996 versus 92.3% as of September 30, 1995. The average rent in the community as of September 30, 1996 was $318, versus $311, an increase of 2.3% from the same period in 1995. For the third quarter of 1996, the net operating income was $291,428, or 11.9% more than the $260,526 reported for the same period in 1995. The increase in income is due to higher occupancy and higher average monthly rent.

Improvement and maintenance actions undertaken during the quarter involved repainting the maintenance garage and storm shelters, concrete work for new homes moving into the community, and the asphalt resurfacing of several streets within the community.

Due to the strong market demand for manufactured housing in the northern suburbs of Minneapolis/St. Paul , 18 new residents' homes were moved into Park of the Four Seasons during the third quarter of 1996. Since the first of the year, occupancy at Park of the Four Seasons has increased a total of 48 homesites, or 7.2%. As a result of the large increase in new homes moving into the community over the past nine months, the overall appearance of the community has enhanced significantly. For the first time in ten years, management has a waiting list of residents and home dealers who would like to move into the community.


MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $21,064. Gross expenses of $24,662 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $3,598 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's third quarter were $65,603, $69,071 and $3,468, respectively.


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

                (a) Exhibits

                        Exhibit Number        Description
                             27          Financial Data Schedule

                (b) Reports of Form 8-K
                      There were no reports filed on Form 8-K during the three months ended September 30, 1996.

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


                                            Uniprop Manufactured Housing
                                            Communities Income Fund,
                                            A Michigan Limited Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            A Michigan Limited Partnership,
                                            its General Partner

                                        BY: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, General Partner

                                        BY: /s/ Gloria A. Koster
                                            ------------------------------------
                                            Gloria A. Koster, Principal
                                            Financial Officer

Dated: November 14, 1996

                                 EXHIBIT INDEX


Exhibit
   No.        Description                    Page
--------      -----------                    ----
   27        Financial Data Schedule