Form 10-K
period 1996-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1997-03-31
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996       Commission File No. 0-15940


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

                            Yes [X]          No [ ]

As of March 1, 1997, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 1996 appraisal of Partnership properties) held by non-affiliates was approximately $11,700,000.



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

Narrative Description of Business

General

     The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition, although a Property may be disposed of later, if in the opinion of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Manufactured Housing Services Inc. (the "Consultant") and after consideration of relevant factors, including, current operating results of the particular Property, prevailing economic conditions and with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.



Competition

     The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured homesites on a collective basis.
This trend may result in increased competition with the Partnership for tenants. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects which may be in direct competition with one or more of the Properties.

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately 10 communities offering approximately 3,725 housing sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 1,765 housing sites competing with Kings Manor. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,031 housing sites. Old Dutch Farms competes with approximately six communities offering approximately 2,836 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.




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

     Overall, as illustrated in the table below, the Properties reported, as of December 31, 1996, a combined occupancy of 97.0% and an average monthly homesite rent of $373.



                                                                                 CURRENT   CURRENT
                                                                                ---------  -------
  PROPERTY NAME                                                                 OCCUPANCY  AVERAGE
------------------                                                              ---------  -------
   AND LOCATION     YEAR CONSTRUCTED  ACREAGE  NUMBER OF SITES  OCCUPIED SITES   LEVELS     RENTS
------------------  ----------------  -------  ---------------  --------------  ---------  -------
Aztec Estates
Sundial Circle
Margate, FL               1970          100         645             608            94.3%     $411

Kings Manor
State Road 84
& Flamingo Road
Ft. Lauderdale, FL        1972           45         314             304            96.8      $388

Park of the Four
  Seasons
University Avenue
Blaine, MN                1972          107         572             568            99.3      $321

Old Dutch Farms
Novi Road
Novi, MI                  1972           47         293             290            99.0      $381
                                                   ----            ----            ----      ----
Total on
12/31/96                                          1,824           1,770            97.0%     $373
12/31/95                                          1,824           1,735            95.1%     $362

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners, as a group, holding more than 50% of the then outstanding Units.

     On December 4, 1996, a Notice of Special Meeting of the Limited Partners and Proxy Statement were sent to the Limited Partners.

     On February 6, 1997, the Special Meeting of the Limited Partners was held
at the offices of the Partnership.   The following proposals, each of which was
described in the Proxy Statement, were submitted to a vote of the Limited Partners at the Special Meeting:

     1. To authorize the Partnership to enter into a financing (the "Financing"), whereby the Partnership would borrow between $33,000,000 and $34,000,000, secure the borrowing with mortgages on its properties, and return in full the Limited Partners' capital contributions, and to make various changes to the Agreement of Limited Partnership of the Partnership, as amended (the "Partnership Agreement") to accommodate the Financing.

     16,727 votes were cast for this proposal, 4,679 votes were cast against it, 8,003 votes were withheld, and 591 votes abstained.

     2. To amend the Partnership Agreement to permit the Partnership to undertake the Financing notwithstanding that it may reduce Net Cash from Operations (as defined in the Partnership Agreement) distributed to the Limited Partners in the year in which the Financing occurs below $3,000,000.

     16,522 votes were cast for this proposal, 4,806 votes were cast against it, 8,003 votes were withheld, and 669 votes abstained.

     3. To authorize the Partnership to pay, on an ongoing basis, a distribution to the General Partner equal to one-fourth of 1% quarterly of the appraised value of the properties of the Partnership, as determined from time to time.

     15,782 votes were cast for this proposal, 5,445 votes were cast against it, 8,003 votes were withheld, and 770 votes abstained.

     4. To authorize the Partnership to pay a fee out of the net proceeds of the Financing equal to 1% of the gross proceeds of the Financing to an affiliate of the General Partner for its services in arranging the Financing.

     15,742 votes were cast for this proposal, 5,501 votes were cast against it, 8,003 votes were withheld, and 754 votes abstained.




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

     The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less sales expenses (but without consideration to tax consequences of the sale), by 30,000. In October 1996, the Properties were appraised at an aggregate fair market value of $53,200,000. Assuming a sale of the four properties at the appraised value in March 1997, less payment of 3.0% selling expenses, mortgage debt of $33,500,000, the $3,470,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $11,700,000 or $390 per unit as of March 31, 1997. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 1997, the Partnership had approximately 2,730 limited partners holding Units.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 1996, 1995, 1994, 1993 and 1992:


                     FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                        ENDED         ENDED         ENDED         ENDED         ENDED
                       DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER
                       31, 1996      31, 1995      31, 1994      31, 1993      31, 1992
                     ------------  ------------  ------------  ------------  ------------
Total Assets         $21,307,555   $21,822,565   $22,113,778   $22,701,925   $23,252,126
                     ===========   ===========   ===========   ===========   ===========

Income               $ 7,751,358   $ 7,502,221   $ 7,321,328   $ 6,997,507   $ 6,700,706
Expenses              (4,776,905)   (4,513,031)   (4,436,966)   (4,292,755)   (3,910,512)
                     -----------   -----------   -----------   -----------   -----------
Net Income           $ 2,974,453   $ 2,989,190   $ 2,884,362   $ 2,704,752   $ 2,790,194
                     ===========   ===========   ===========   ===========   ===========
Distributions to
 Limited Partners,
 per Unit            $       100   $       100   $       100   $       100   $       100

Income per Unit:
 Class A             $        69   $        69   $        69   $        68   $        69
 Class B             $       100   $       100   $       100   $       100   $       100

Weighted  average
 number of Units
 outstanding:
 Class A                  20,230        20,230        20,230        20,230        20,230
 Class B                   9,770         9,770         9,770         9,770         9,770

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

Liquidity

     The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves which it considers adequate to maintain the Properties. All funds in excess of the operating needs and cash reserves have been distributed to the Partners, quarterly. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the year ended December 31, 1996 the Partnership added $179,159 to reserves. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs during the next fiscal year.

     On August 24, 1994, the Partnership obtained a $200,000 line of credit with Comerica Bank to establish an inventory of new and used manufactured homes. The inventory of homes purchased with the Comerica line are set-up as "model homes" and are sold to retail customers through a licensed affiliate, Uniprop Homes. Over the last two years, sales of the new and used model homes have been growing and maintaining sufficient inventory has been a problem. As a result, in 1995, the line was increased to $400,000 and in 1996, the line was further increased to $600,000.The net advances from the line of credit have been $152,000 in 1996, $208,000 in 1995, and $135,000 in 1994. As of December
31, 1996, the outstanding balance on the line of credit was $495,300. Increases in the line were necessary to provide a sufficient inventory of model homes in the communities owned by the Fund. The General Partner believes that the model home sales program is in the best interest of the Partnership.

     On March 25, 1997 the Partnership completed the Financing that the Limited Partners approved at the Special Meeting held on February 6, 1997, as described in Item 4. The Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Lender") on March 25, 1997 and secured the borrowing with liens on its Properties. The interest rate on the Financing is 8.24%, and the term is 120 months. The loan is amortized over 360 months. No prepayment is permitted. As contemplated in the Proxy Statement, on March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a
full return of original capital contributions of $1,000 per Unit held.   The
Partnership will continue its operations. It will continue to own and operate its properties and expects to be able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than in the past. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contribution was returned on March 26, 1997.


Capital Resources

     The capital formation phase of the Partnership began on February 10, 1986, when Aztec Estates and Kings Manor were purchased by the Partnership and operations commenced. On March 4, 1986, and March 27, 1986, Old Dutch Farms and Park of the Four Seasons were purchased, respectively. From the $30,000,000 capital raised from the sale of the Units, $26,400,000 was used to purchase the four Properties after deducting sales commissions, advisory fees and other organization and offering costs. The Partnership had no capital expenditure commitments as of December 31, 1996 and does not anticipate any during the next fiscal year.

Results of Operations

     a.  Distributions

     During the years ended December 31, 1996, 1995 and 1994, cash generated by operations, and available for distribution, was $3,759,195, $3,773,017 and $3,652,772 respectively. For the years ended December 31, 1996, 1995 and 1994, respectively, the Partnership made distributions to Limited Partners equal, on an annualized basis, to 10% of their original capital contributions. These distributions totaled $3,000,000 in each year. The General Partner received distributions totaling $600,000, $595,000 and $400,000 during the same periods. No distributions made to the limited partners to date constitute, in whole or in part, a return of their capital contributions. With the closing of the Financing on March 25, 1997, the Partnership expects to make a distribution to the Limited Partners on or about March 26, 1997 which will constitute a complete return of their capital contributions.

     b.  Net Income

     For the years ended December 31, 1996, 1995 and 1994 net income was $2,974,453, $2,989,190 and $2,884,362 on total revenues of $7,751,358,
$7,502,221 and $7,321,328.

     Net income plus depreciation and amortization less distributions to all Partners was $159,195, $178,017 and $252,772, for the same periods. This fluctuation results from differences in the timing of distributions to the Partners and the fact that the Partnership had established cash reserves when deemed necessary from time to time.

     c.  Partnership Management

     Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves and interest on funds awaiting distribution) were $357,469 in 1996, $249,760 in 1995 and $266,907 in 1994.

The increase in net expenses for the management of Partnership from 1995 to 1996 is a result of higher legal expenses associated with the Proxy Statement that was submitted to the Limited Partners, as described in Item 4.

     d.  Property Operations

     Overall, the four Properties had a combined average occupancy of 97.0% (1,770/1,824 sites) as of December 1996; 95.1% as of December 1995; and 94.8%
as of December 1994. The average collected monthly rent as of December 1996 was approximately $373 per homesite versus $362 as of December 1995 and $352 as of December 1994, an increase each year of 3.0% and 2.8%, respectively.

     During the 1996, 1995 and 1994 fiscal years, the Properties generated a net operating income of $4,420,836 or 57.1% of total revenues; $4,253,489 or 56.7% of total revenues; and $4,140,507 or 56.6% of total revenues, respectively. Net operating income is computed before deduction of (i) certain non-recurring expenses of $304,172, $230,712 and $335,243, respectively, (ii) depreciation and amortization of $784,743, $783,827, and $768,410, and (iii) partnership management expenses of $357,469, $249,760, and $266,907.


     Aztec Estates, in Margate, Florida, had an occupancy of 94.3% (608/645 sites) as of December 1996 compared to 95.9% as of December 1995 and 98.4% in 1994. The average rent in December 1996 was $411 per homesite versus $395 in December 1995 and $385 in December 1994, an increase each year of 4.0% and 2.6%, respectively.

     The property's 1996 net operating income of $1,587,687 represented 52.4% of revenues versus $1,614,553 or 53.7% of revenues in 1995, and $1,543,235 or 51.9% of revenues in 1994. The decline in income is a result of lower occupancy and higher expenses.

     Kings Manor, in Fort Lauderdale, Florida, had an occupancy of 96.8% (304/314 sites) as of December 1996 compared to 96.5% as of December 1995 and 99.0% in 1994. The average rent in December 1996 was $388 per homesite versus $372 in December 1995 and $354 in December 1994, an increase each year of 4.3% and 5.1% respectively.

     The property's 1996 net operating income of $843,448 represented 62.1% of revenues, versus $821,053 or 60.6% in 1995, and $781,390 or 59.5% in 1994. The
increase in income is a result of lower operating expenses.

     Old Dutch Farms, in Novi, Michigan, had an occupancy of 99.0% (290/293 sites) as of December 1996 compared to 96.9% in 1995 and 94.2% in 1994. The average rent in December 1996 was $381 per homesite versus $371 in December 1995 and $359 in December 1994, an increase each year of 2.7% and 3.3%, respectively.

     The property's 1996 net operating income of $770,431 represented 62.1% of revenues, versus $731,943 or 61.5% in 1995, and $744,447 or 64.3% in 1994. The
increase in income was the result of higher occupancy.

     The Park of the Four Seasons, in Blaine, Minnesota, had an occupancy of 99.3% (568/572 sites) as of December 1996 compared to 92.5% in 1995 and 88.6% in 1994. The average rent in December 1996 was $321 per homesite versus $312 in December 1995 and $306 in December 1994, an increase each year of 2.9% and 2.0%, respectively.

     The property's 1996 net operating income of $1,219,270 represented 57.9% of revenues versus $1,085,940 or 56.1% in 1995, and $1,055,557 or 56.3% in
1994.  The increase in income is a result of higher occupancy and higher rent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's financial statements for the fiscal years ended December 31, 1996, 1995 and 1994, and supplementary data are filed with this Report under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.






ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership. From November, 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the Lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner. GP P.I. Associates Corp. is wholly-owned by Paul
M. Zlotoff. Under the amended partnership agreement of P.I. Associates, all actions taken by P.I. Associates must be approved by both general partners.

     Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

     Paul M. Zlotoff, 47, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman and Chief Executive Officer of Uniprop, Inc. in May 1986 and has been its President since 1979. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

     The following individuals are the directors and officer of GP P.I. Associates Corp.:

           Name and Age                 Position Held
           ------------                 -------------

           Paul M. Zlotoff, 47          Director and President, Secretary
                                        and Treasurer

           Arthur Weiss, 48             Director

           Steve Adler, 46              Director


     Arthur Weiss, 48 has been practicing law at Jaffe, Raitt, Heuer & Weiss, P.C. ("JRH&W") since 1976, which represents the company in various matters. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

     Steve Adler, 46, is vice president of acquisitions and development and director of operations for Uniprop. He joined Uniprop in 1984. As an officer of Uniprop, he became president of Uniprop Homes, the marketing affiliate of Uniprop. In this capacity, he is responsible for developing new home sales, and establishing resale operations in each of Uniprop's 40 family and adult retirement communities.

     Arthur Weiss is an Independent Director, meaning that he is in fact independent, and is not, and has not been at any time in the five years preceding his appointment: (a) a stockholder, director, officer, employee, or partner of GP P.I. Associates Corp., P.I. Associates, or the Partnership; (b) a customer, supplier, or other person who derives more than 10% of its purchases or revenues from its activities with GP P.I. Associates Corp., P.I. Associates, or the Partnership; [c] a person or other entity controlling or under common control with any such stockholder, partner, customer, supplier or other person referenced in subparagraph (a) or (b) above; or (d) a member of the immediate family of any such stockholder, director, officer employee, partner, customer, supplier or other person referenced in subparagraph (a) or (b) above.

     Under the Articles of Incorporation of GP P.I. Associates Corp., until such time as the notes payable to the Lender have been discharged and the liens have been released from the Properties, certain major corporate actions may be taken only with the unanimous vote of the directors of GP P.I. Associates Corp. These actions include:

     a) filing or consenting to the filing of any bankruptcy, insolvency or reorganization case or proceeding, instituting any proceedings under any applicable insolvency law or otherwise seeking relief under any laws relating to the relief from debts or the protection of debtors generally;

     b) seeking or consenting to the appointment of a receiver, liquidator, assignee, trustee, sequestrator, custodian or any similar official for GP P.I. Associates Corp., P.I. Associates, or the Partnership or a substantial portion of any of their properties;

     c) making any assignment for the benefit of the creditors of GP P.I. Associates Corp., P.I. Associates, or the Partnership; or

     d) taking any action in furtherance of the foregoing subparagraphs (a) through (c).

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

     Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a contingent purchase price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner.

The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Park of the Four Seasons, $1,113,594; and Old Dutch Farms, $452,359. The contingent purchase price for each Property was determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and
are not determinable at this time.   Because the Financing will result in a
complete return of the Limited Partners' capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers will receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997.

     The Partnership paid and will pay an incentive management interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. This incentive management interest could be up to 20% of the net cash from operations (cash revenues less cash operating expenses and
specified reserves) in any taxable year.   However, in each taxable year the
General Partner's right to receive any net cash from operations is subordinated to the extent necessary to first provide each limited partner his 10% preferred return plus any shortfall in his 9% cumulative preferred return. During the last fiscal year, the General Partner was entitled to an incentive management interest of $751,839. The actual amount of incentive management interest paid to the General Partner during 1996 was $600,000. The actual amount to be received during the next fiscal year will depend upon the results of the Partnership's operations and is not determinable at this time, however, because the capital contributions of the Limited Partners will be returned in full connection with the Financing, after such return of capital contributions no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of
those returns.   The General Partner also has a right to receive 20% of any sale or financing proceeds remaining after each limited partner has received an amount equal to any shortfall in his 9% cumulative preferred return, plus the return of his adjusted capital contribution.

     At the Special Meeting, the Limited Partners approved an amendment to the Partnership Agreement to provide that the Partnership will pay the General Partner a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter will be paid in
arrears, 45 days after the end of each fiscal quarter.   The General Partner
proposed the Partnership Management Distribution to substitute, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing.

The actual amounts to be received during the next fiscal year pursuant to the Partnership Management Distribution will depend on the appraised values of the Properties.

     Also at the Special Meeting, the Limited Partners approved the payment of a finance fee to Uniprop, Inc., an affiliate of the General Partner, equal to 1% of the amount borrowed in the Financing. Because the amount borrowed was $33,500,000, the finance fee paid to Uniprop, Inc. on March 25, 1997 was
$335,000.   The finance fee is payable for unusual services rendered in arranging financing for all the Properties.

     Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $387,854: Aztec Estates, $152,718; Kings Manor, $67,980; Old Dutch Farms, $61,761; and Park of the Four Seasons, $105,395. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $105,798 for performing local property management, data processing and investor relations services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The following financial statements and related documents are filed with this Report:

         (1) Report of Independent Certified Public Accountants

         (2) Balance Sheets as of December 31, 1996 and 1995 and Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994

         (3) Statements of Partners' Equity for the fiscal years ended December 31, 1996, 1995 and 1994

         (4) Statements of Cash Flows for the fiscal years ended
             December 31, 1996, 1995 and 1994

         (5) Schedule III - Real Estate and Accumulated
             Depreciation for the fiscal years ended December 31, 1996, 1995 and 1994

     (b) Reports on Form 8-K

     The Partnership did not file any Forms 8-K during the fourth quarter of 1996.

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

      4 Form of Certificate of Limited Partnership Interest in the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1986)


      10(c) Contingent Purchase Price Agreement between the Partnership, Aztec
            Estates


      10(d) Contingent Purchase Price Agreement between the Partnership and O.D.F. Mobile Home Park (originally filed with Form 10-K for the fiscal year ended December 31, 1987)

      10(e) Contingent Purchase Price Agreement between the Partnership and The Park of the Four Seasons (originally filed with Form 10-K for the fiscal year ended December 31, 1987)

      The following exhibits are attached to this Report:

      3 (d) First Amendment to Agreement of Limited Partnership.

     3 (e)  Second Amendment to Agreement of Limited Partnership.

     27     Financial Data Schedule

     28 Letter summary of the estimated fair market values of the Partnership's four manufactured housing communities, as of October 3, 1996.

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

                                    Uniprop Manufactured Housing Communities
                                     Income Fund, a Michigan Limited Partnership


                                    BY:  P.I. Associates Limited Partnership,
                                         General Partner


Dated: March 31, 1997                    BY: /s/ Paul M. Zlotoff
                                             ---------------------------------
                                             Paul M. Zlotoff, General Partner


                                         BY: GP P.I. Associates Corp.


                                         BY: /s/ Paul M. Zlotoff
                                             ----------------------------------
                                             Paul M. Zlotoff, President

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
 Communities Income Fund
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 12, 1997

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

================================================================================



December 31,                                                                          1996                 1995
---------------------------------------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT
  Buildings and improvements                                               $    22,128,664      $    22,087,145
  Land                                                                           5,280,000            5,280,000
  Manufactured homes and improvements                                              538,914              412,052
  Furniture and equipment                                                          101,700               98,320
---------------------------------------------------------------------------------------------------------------

                                                                                28,049,278           27,877,517
  Less accumulated depreciation                                                  7,989,565            7,214,093
---------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                      20,059,713           20,663,424

Cash                                                                               640,086              468,664
Other assets (Note 2)                                                              607,756              690,477
---------------------------------------------------------------------------------------------------------------

                                                                           $    21,307,555      $    21,822,565
===============================================================================================================

LIABILITIES AND PARTNERS' EQUITY

Line of credit (Note 3)                                                    $       495,300     $        343,210
Accounts payable                                                                   110,583              170,213
Other liabilities (Note 4)                                                         991,619              973,542
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                1,597,502            1,486,965

PARTNERS' EQUITY
  Class A limited partners                                                      11,438,140           12,064,399
  Class B limited partners                                                       8,874,775            8,874,775
  General partner                                                                 (602,862)           (603,574 )
--------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                          19,710,053           20,335,600
---------------------------------------------------------------------------------------------------------------

                                                                           $    21,307,555      $    21,822,565
===============================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

================================================================================


Year Ended December 31,                                       1996                   1995                  1994
---------------------------------------------------------------------------------------------------------------
INCOME
  Rental                                            $    7,490,744        $     7,183,229       $     6,999,810
  Interest                                                  30,760                 28,057                28,289
  Other                                                    229,854                290,935               293,229
---------------------------------------------------------------------------------------------------------------

                                                         7,751,358              7,502,221             7,321,328
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Property operations                                    2,386,289              2,252,437             2,094,276
  Administrative (Note 5)                                  785,186                665,407               711,692
  Depreciation                                             784,742                783,827               768,410
  Property taxes                                           820,688                811,360               862,588
---------------------------------------------------------------------------------------------------------------

                                                         4,776,905              4,513,031             4,436,966
---------------------------------------------------------------------------------------------------------------

NET INCOME                                          $    2,974,453        $     2,989,190       $     2,884,362
===============================================================================================================

INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)
   Class A                                          $           69        $            69       $            69
   Class B                                          $          100        $           100       $           100

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 7)
     Class A                                        $          100        $           100       $           100
     Class B                                        $          100        $           100       $           100

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
     Class A                                        $       20,230        $        20,230       $        20,230
     Class B                                        $        9,770        $         9,770       $         9,770

NET INCOME ALLOCABLE TO
  GENERAL PARTNER                                   $      600,712        $       612,411       $       515,457

DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                                   $      600,000        $       595,000       $       400,000
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                  STATEMENTS OF PARTNERS' EQUITY
                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

================================================================================

                                                                    Class A          Class B
                                                  General           Limited          Limited
                                                  Partner          Partners         Partners             TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1994                      $  (736,442)   $   13,318,715      $ 8,874,775     $  21,457,048

Distributions to partners                        (400,000)       (2,023,000)        (977,000)       (3,400,000)

Net income for the year                           515,457         1,391,905          977,000         2,884,362
--------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994                       (620,985)       12,687,620        8,874,775        20,941,410

Distributions to partners                        (595,000)       (2,023,000)        (977,000)       (3,595,000)

Net income for the year                           612,411         1,399,779          977,000          2,989,190
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                       (603,574)       12,064,399        8,874,775         20,335,600

Distributions to partners                        (600,000)       (2,023,000)        (977,000)        (3,600,000)

Net income for the year                           600,712         1,396,741          977,000          2,974,453
---------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                    $  (602,862)   $   11,438,140      $ 8,874,775     $   19,710,053
===============================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

================================================================================

Year Ended December 31,                                               1996              1995               1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $   2,974,453     $   2,989,190     $    2,884,362
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation                                                  784,742           783,827            768,410
     (Gain) loss on disposals of property and equipment             38,386           (34,074)           (31,902)
     (Increase) decrease in other assets                            82,721          (274,628)            23,181
     Increase (decrease) in accounts payable                       (59,630)           78,297            (29,994)
     Increase (decrease) in other liabilities                       18,077            28,090           (177,515)
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        3,838,749         3,570,702          3,436,542
---------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                              (726,175)         (564,061)          (352,251)
  Proceeds from disposals of property and equipment                506,758           475,645            154,868
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                             (219,417)          (88,416)          (197,383)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Distributions to partners                                     (3,600,000)       (3,595,000)        (3,400,000)
  Net advances under line of credit                                152,090           208,210            135,000
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                           (3,447,910)       (3,386,790)        (3,265,000)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                    171,422            95,496            (25,841)

CASH, at beginning of year                                         468,664           373,168            399,009
---------------------------------------------------------------------------------------------------------------

CASH, at end of year                                         $     640,086     $     468,664     $      373,168
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

                                                           UNIPROP MANUFACTURED
                                                HOUSING COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

1.   SUMMARY OF ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Building and improvements                                               30 years
Manufactured homes and improvements                                     30 years
Furniture and equipment                                               3-10 years

                                                           UNIPROP MANUFACTURED
                                                HOUSING COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

Accumulated depreciation for tax purposes was $9,169,549 and $8,324,900 as of December 31, 1996 and 1995, respectively.

INCOME TAXES

Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

2.   OTHER ASSETS

At December 31, 1996 and 1995, "Other assets" included cash of $171,000 in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

3.   REVOLVING CREDIT AGREEMENT

The Partnership currently has a $600,000 revolving line of credit agreement with a bank. Interest accrues on outstanding balances at the bank's prime rate (prime was 8.25% at December 31, 1996). The amounts outstanding were $495,300 and $343,210 at December 31, 1996 and 1995, respectively.

4.   OTHER LIABILITIES

Other liabilities consisted of:

December 31,                                                  1996            1995
----------------------------------------------------------------------------------
Tenants' security deposits                           $     483,809    $    443,571
Accrued property taxes                                     496,898         520,888
Other                                                       10,912           9,083
----------------------------------------------------------------------------------
TOTAL                                                $     991,619    $    973,542
==================================================================================


5. RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

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

                                                           UNIPROP MANUFACTURED
                                                HOUSING COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS

===============================================================================

REPORT OF FEES

During the years ended December 31, 1996, 1995 and 1994, the affiliate earned property management fees of $387,855, $371,984, and $362,755, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $6,945 and $8,415 by the affiliate at December 31, 1996 and 1995, respectively, for overpayments made.

Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amounts of $130,321, $105,798, and $120,876, in 1996, 1995 and 1994, respectively, to perform local property management and investor relations services for the Partnership.

CONTINGENT PURCHASE PRICE

The general partner of P.I. Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other distribution of one or more of the properties, but, only after the receipt by the limited partners of any shortfall in their 9% cumulative preferred return, plus the return of their adjusted capital contribution. Management estimates that the total contingent purchase price at December 31, 1996 is approximately $3,470,000. It is currently anticipated that $1,500,000 of the contingent purchase price will be paid in 1997 using a portion of the proposed financing transaction proceeds described in Note 8. However, no liability related to this contingency has been recorded at December 31, 1996 since the proposed financing transaction has not yet been finalized.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

6. RECONCILIATION OF FINANCIAL INCOME AND TAXABLE INCOME

Year Ended December 31,                       1996            1995            1994
----------------------------------------------------------------------------------
Income per the financial
 statements                          $   2,974,453   $   2,989,190   $   2,884,362

Adjustments to depreciation
 for difference in methods                 (69,114)        (68,563)        (83,776)

Adjustments for prepaid rent,
 meals and entertainment                     7,468          (2,877)           (457)
----------------------------------------------------------------------------------

Income Per The Partnership's
 Tax Return                          $   2,912,807   $   2,917,750   $   2,800,129
==================================================================================


7. PARTNERS' CAPITAL

Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership, distributions of partnership funds and allocations of net income from operations are principally determined as follows:

DISTRIBUTIONS

Net cash from operations (generally defined in the Agreement as net income plus depreciation) is to be distributed to the limited partners until they have received their 10% preferred return plus any shortfall in their 9% cumulative return. Secondly, the general partner will receive 20% of net cash from operations, as an incentive management interest for managing the Partnership's affairs. Thereafter, all remaining net cash from operations is to be distributed to the limited partners.

ALLOCATION OF NET INCOME

Net income is to be allocated in the same manner as distributions except that:


a) Depreciation expense is allocated only to the general partner and the Class A (taxable) limited partners and,

b) In all cases, the general partner is to be allocated at least 1% of all Partnership items.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

Since inception, the Fund earned sufficient cash from operations to distribute the 10% preferred return to the limited partners and therefore, there has been no shortfall in the 9% cumulative return. At December 31, 1996, the general partner has earned but not yet received an incentive management interest of approximately $605,000. It is management's intent to pay a portion of this amount with proceeds from the proposed financing transaction described in Note 8.

8.   SUBSEQUENT EVENT

At a special meeting of the limited partners held on February 6, 1997, the limited partners approved a proposed financing plan relating to (a) the mortgaging of partnership properties, (b) the distribution of a portion of the proceeds to the limited partners, (c) the investment of a portion of the proceeds and (d) payment of specified fees to an affiliate of the general partner. A summary of the sources and uses of funds related to the proposed financing plan is included in the followings tables:

NET PROCEEDS FROM PROPOSED FINANCING                          $  32,500,000
===========================================================================

USES OF PROCEEDS:
 Distribution to Limited Partners
  Class A                                                     $  20,230,000
  Class B                                                         9,770,000
Partial payment of contingent purchase price                      1,500,000
Available cash for operations                                       500,000
Cash reserve                                                        500,000
---------------------------------------------------------------------------

NET PROCEEDS DISTRIBUTED AND INVESTED                         $  32,500,000
===========================================================================

The limited partners also authorized the Partnership to pay a quarterly partnership management fee to the general partner, upon completion of the financing, equal to 1/4% of the most recent appraised value of the Partnership's properties.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled approximately $35,000, $15,000 and $3,000 in 1996, 1995 and 1994, respectively.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1996

================================================================================

Column A                            Column B                      Column C                                 Column D
--------------------               ----------            -------------------------------           -------------------------------

                                                                                                                             Costs
                                                                                                                       Capitalized
                                                                                                                     Subsequent to
                                                                       Initial Cost                                    Acquisition
                                                         -------------------------------           -------------------------------
                                                                           Buildings and                             Buildings and
Description                       Encumbrance               Land            Improvements              Land            Improvements
------------------------------------------------------------------------------------------------------------------------------------
Aztec Estates
 (Margate, FL)                    $         -             $   2,199,868   $    8,799,475           $         -       $     109,369

Kings Manor
 (Ft. Lauderdale, FL)                       -                   847,923        3,391,694                     -              95,008

Park of the Four Seasons
 (Blaine, MN)                               -                 1,508,121        6,032,483                     -             119,676

Old Dutch Farms
 (Novi, MI)                                 -                   724,088        2,896,348                     -             684,611
------------------------------------------------------------------------------------------------------------------------------------

                                  $         -             $   5,280,000   $   21,120,000           $         -       $   1,008,664
====================================================================================================================================


Column A                                    Column E                         Column F         Column G             Column H
--------------------------  -----------------------------------------     ------------        --------        -------------------

                                   Gross Amount at Which Carried                                                   Life on Which
                                        at Close of Period                                                       Depreciation in
                            -----------------------------------------                                              Latest Income
                                         Buildings and                     Accumulated            Date              Statement is
Description                        Land   Improvements          Total     Depreciation        Acquired                  Computed
------------------------------------------------------------------------------------------------------------------------------------
Aztec Estates
 (Margate, FL)              $ 2,199,868    $ 8,908,844    $11,108,712      $ 3,257,754            1986                  30 years

Kings Manor
 (Ft. Lauderdale, FL)           847,923      3,486,702      4,334,625        1,261,168            1986                  30 years

Park of the Four Seasons
 (Blaine, MN)                 1,508,121      6,152,159      7,660,280        2,227,251            1986                  30 years

Old Dutch Farms
 (Novi, MI)                     724,088      3,580,959      4,305,047        1,159,408            1986                  30 years
------------------------------------------------------------------------------------------------------------------------------------
                              5,280,000    $22,128,664    $27,408,664      $ 7,905,581
====================================================================================================================================




                                                   UNIPROP MANUFACTURED HOUSING
                                                        COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                          NOTES TO SCHEDULE III
                                                              DECEMBER 31, 1996

===============================================================================

1.   RECONCILIATION OF BUILDINGS AND IMPROVEMENTS

The following table reconciles buildings and improvements from January 1, 1994 to December 31, 1996:

                                          1996              1995              1994
----------------------------------------------------------------------------------

BALANCE, at January 1             $ 22,087,145      $ 22,033,371     $  21,869,734

Additions to buildings
 and improvements                       41,519            53,774           163,637
----------------------------------------------------------------------------------

BALANCE, at December 31           $ 22,128,664      $ 22,087,145     $  22,033,371
==================================================================================

There were no additions to land during this three-year period.

2.   RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the accumulated depreciation from January 1, 1994 to December 31, 1996:

                                          1996              1995              1994
----------------------------------------------------------------------------------
BALANCE, at January 1             $  7,142,041      $  6,377,185     $   5,629,867

Current year
 depreciation expense                  763,540           764,856           747,318
----------------------------------------------------------------------------------

BALANCE, at December 31           $  7,905,581      $  7,142,041     $   6,377,185
==================================================================================

3.    TAX BASIS OF BUILDINGS AND IMPROVEMENTS

The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statement purposes.

                                 EXHIBIT INDEX


EXHIBIT
-------
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

3(d)               First Amendment to Agreement           Filed herewith
                   of Limited Partnership


3(e)               Second Amendment to                    Filed herewith
                   Agreement of Limited Partnership




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


EXHIBIT
-------
NUMBER             DESCRIPTION                            METHOD OF FILING                             PAGE
------             -----------                            ----------------                             ----
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

10(d)              Contingent Purchase Price              Incorporated by reference to
                   Agreement between the                  Form 10-K for fiscal year
                   Partnership and O.D.F.                 ended December 31, 1992.
                   Mobile Home Park (originally
                   filed with Form 10-K for the
                   fiscal year ended December
                   31, 1987

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

27                 Financial Data Schedule                Filed herewith.
28                 Letter summary of the                  Filed herewith.
                   estimated fair market values
                   of the Partnership's four
                   manufactured housing
                   communities, as of October 3,
                   1996