Form 10-Q
period 1997-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1997-05-15
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997             Commission File No. 0-15940



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

                                     INDEX


                                                                            Page
                                                                            ----

PART I                    FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets
                 March 31, 1997 (Unaudited) and
                 December 31, 1996                                            3

                 Statements of Income
                 Three months ended March 31, 1997
                 and 1996                                                     4

                 Statements of Cash Flows
                 Three months ended March 31, 1997
                 and 1996 (Unaudited)                                         5

                 Notes to Financial Statements
                 March 31, 1997 (Unaudited)                                   6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                                7

PART II                   OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                             10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                            MARCH 31, 1997            DECEMBER 31, 1996
                                                                  --------------            -----------------
                                                                   (UNAUDITED)
Properties:
  Land                                                            $  5,280,000              $    5,280,000
  Buildings And Improvements                                        22,154,158                  22,128,664
  Manufactured Homes                                                   113,864                     101,700
  Furniture And Fixtures                                               552,869                     538,914
                                                                  ------------              --------------
                                                                    28,100,891                  28,049,278

  Less Accumulated Depreciation                                      8,185,751                   7,989,565
                                                                  ------------              --------------
                                                                    19,915,140                  20,059,713

Cash And Cash Equivalents                                            2,415,103                     640,086

Other Assets                                                         1,723,906                     607,756
                                                                  ------------              --------------

Total Assets                                                      $ 24,054,149              $   21,307,555
                                                                  ------------              --------------


LIABILITIES                                                       MARCH 31, 1997            DECEMBER 31, 1996
                                                                  --------------            -----------------
                                                                   (UNAUDITED)

Line of Credit                                                    $    600,000              $      495,300
Accounts Payable                                                        42,419                     110,583
Mortgage Payable (3)                                                33,500,000                           0
Other Liabilities                                                      705,782                     991,619
                                                                  ------------              --------------

Total Liablities                                                  $ 34,848,201              $    1,597,502

Partners' Equity:
  General Partner                                                     (966,443)                   (602,862)
  Class A Limited Partners                                          (8,932,384)                 11,438,140
  Class B Limited Partners                                            (895,225)                  8,874,775
                                                                  ------------              --------------
Total Partners' Equity                                             (10,794,052)                 19,710,053
                                                                  ------------              --------------
Total Liabilities And
  Partners' Equity                                                $ 24,054,149              $   21,307,555
                                                                  ------------              --------------

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                                   THREE MONTHS ENDED
     (unaudited)                                                              March 31, 1997        March 31, 1996
                                                                              --------------        --------------
Income:
  Rental Income                                                               $    1,937,285        $    1,875,625
  Other                                                                               70,669                86,177
                                                                              --------------        --------------

Total Income                                                                  $    2,007,954        $    1,961,802
                                                                              --------------        --------------

Operating Expenses:
  Administrative Expenses
  (Including $99,694 and $97,708
   In Property Management Fees Paid
  To An Affliate For The  Three Month
  Periods Ended March 31, 1997 and
  1996, Respectively)                                                                432,153               422,592
  Property Taxes                                                                     211,145               204,168
  Utilities                                                                          111,205               129,729
  Property Operations                                                                206,370               220,053
  Depreciation And Amortization                                                      196,186               195,957
                                                                              --------------        --------------
Total Operating Expenses                                                      $    1,157,059        $    1,172,499
                                                                              --------------        --------------
Net Income                                                                    $      850,895        $      789,303
                                                                              --------------        --------------
Income Per Limited Partnership Unit:
  Class A                                                                     $        18.00        $        18.00
  Class B                                                                     $        25.00        $        25.00

Distribution Per Limited Partnership Unit
  Class A                                                                     $     1,025.00        $        25.00
  Class B                                                                     $     1,025.00        $        25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                                           20,230                20,230
    Class B                                                                            9,770                 9,770

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                        A  MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
     (unaudited)
                                                                                        THREE MONTHS ENDED
                                                                                March 31, 1997      March 31, 1996
                                                                                --------------      --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                             $      850,895      $      789,303

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                         196,186             195,957
(Increase) Decrease In Other Assets From Operations                                 (1,116,150)             30,118
  Increase  (Decrease) In Accounts Payables                                            (68,164)            (15,520)
  Increase (Decrease) Other Liabilities From Operations                               (285,837)           (312,400)
                                                                                --------------      --------------

Total Adjustments                                                                   (1,273,965)           (101,845)
                                                                                --------------      --------------

    Net Cash Provided By (Used In)
      Operating Activities                                                            (423,070)            687,458
                                                                                --------------      --------------

Cash Flows From Investing Activities:
  Capital Expenditures                                                                 (51,613)             (6,612)
   Funds From Line of Credit                                                           104,700                   0
                                                                                --------------      --------------

    Net Cash Provided By (Used In)
      Investing Activities                                                              53,087              (6,612)
                                                                                --------------      --------------
Cash Flows From Financing Activities:
   Funds from Mortgage                                                              33,500,000
  Distributions To Partners                                                         (1,355,000)           (750,000)
  Return of Capital                                                                (30,000,000)                  0
                                                                                --------------      --------------

Net Cash Provided By (Used In)
  Financing Activities                                                               2,145,000            (750,000)
                                                                                --------------      --------------

Increase (Decrease) In Cash                                                          1,775,017             (69,154)

Cash, Beginning                                                                        640,086             468,664
                                                                                --------------      --------------

Cash, Ending                                                                    $    2,415,103      $      399,510
                                                                                --------------      --------------


                       See Notes to Financial Statements
                                       5

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:


The balance sheet as of March 31, 1997, the related statements of income and statements of cash flow for the periods ended March 31, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                                            THREE MONTHS ENDED
                                                   MARCH 31, 1997            MARCH 31, 1996
                                                   --------------            --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                                  $   99,694                $   97,708


3.       MORTGAGE FINANCING

On March 25, 1997, the Partnership placed mortgages on its four properties. The Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation. The interest rate on the financing is 8.24% and the term is 120 months. The loan is amortized over 360 months. There is no prepayment allowed. The monthly payment will be approximately $251,439 and will begin in May 1997. As a result of the financing, on March 26, 1997, the Partnership distributed $30,000,000 to the Limited Partners, which represents a full return of the original capital contribution of $1,000 per unit held.

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources
-----------------

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Nomura Financing"), as described in
Note 3 to Financial Statements. It secured the Nomura Financing by placing liens on its four communities. Resulting from the Nomura Financing, as contemplated in the Proxy Statement, dated December 4, 1996, the Partnership distributed $30,000,000 to the Limited Partners, which represents a full return of the original capital contributions of $1,000 per unit.

Liquidity
---------

As a result of the March 1997 mortgage financing, the Partnership's four properties are mortgaged. At the time of the mortgage financing, the aggregate principal amounts due under the four mortgage notes was $33,500,000 and the aggregate fair market value of the Partnership's mortgaged properties was $53,200,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least seven years. The General Partner may elect to have the Partnership own the properties for longer than ten years, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

On August 24, 1994, the Partnership obtained a $200,000 line of credit with Comerica Bank to establish an inventory of new and used manufactured homes.
The inventory of homes purchased with the Comerica line are set-up as "model homes" and are sold to retail customers through a licensed affiliate, Uniprop Homes. Over the last two years, sales of the new and used model homes have been growing and maintaining sufficient inventory has been a problem. As a result, in 1995, the line was increased to $400,000 and in 1996, the line was further increased to $600,000. The net advances from the line of credit have been $105,000 during the first quarter of 1997, $152,000 in 1996, $208,000 in
1995, and $135,000 in 1994. As of March 31, 1997, the outstanding balance on the line of credit was $600,000. Increases in the line were necessary to provide a sufficient inventory of model homes in the communities owned by the Partnership. The General Partner believes that the model home sales program is in the best interest of the Partnership.

During the quarters ended March 31, 1997 and 1996, cash generated by operations
was $1,047,081 and $985,260 respectively.   The cash flow generated during the
first quarter provided sufficient funds to distribute $750,000 to the Limited Partners subsequent to the end of the quarter, providing the Limited Partners with their annualized 10% preferred return. Consequently, the cash available after the preferred return to the Limited Partners amounts to $348,681 and $150,000 will be distributed to the General Partner for the quarter ended March 31, 1997. For the same quarter in 1996, the General Partner received $200,000.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 1997, the Partnership added $198,681 to reserves. During the same quarter in 1996, the Partnership added $35,260 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations
---------------------

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.4% (1,777/1,824 sites) at the end of March 1997, versus 95.9% a year ago. The average monthly rent in March 1997 was approximately $382, or 3.2% more than the $370 average monthly rent in March 1996.


                                           Total            Occupied         Occupancy        Average
                                           Capacity         Sites            Rate             Rent
Aztec Estates                                 645             613             95.0%           $   427
Kings Manor                                   314             301             95.9                404
Old Dutch Farms                               293             292             99.7                384
Park of the Four Seasons                      572             571             99.8                322
                                           ------           -----            -----            -------

Total on 3/31/97:                           1,824           1,777             97.4%           $   382
Total on 3/31/96:                           1,824           1,749             95.9%           $   370

During the first quarter of 1997, the Partnership generated gross revenues of $2,007,954 or 2.4% more than the $1,961,802 generated in the first quarter of 1996. The net operating income before other non-recurring expenses and Partnership administration was $1,082,551 or 59.2% of the total revenues, versus $1,113,377 or 56.7% during the same period in 1996. For the quarter, cash flow was $1,047,081, or 6.3% more than the $985,260 reported in the first quarter of 1996.

                                  GROSS                     NET OPERATING
                                  REVENUES                  INCOME

Aztec Estates                     $  784,746                $  426,951
Kings Manor                          342,139                   214,760
Old Dutch Farms                      315,840                   205,820
Park of the Four Seasons             554,821                   335,020
Partnership Management:               10,408                   (95,167)
Other Non-Recurring expenses:                                  (40,303)
                                  ----------                ----------

Total on 3/31/97:                 $2,007,954                $1,047,081
Total on 3/31/96:                 $1,961,802                $  985,260

The properties operating expenses for the first quarter of 1997, compared to the same period in 1996, reflect slight increases in wages, marketing expenses, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on March 31, 1997 of 95.0% (613/645 sites), versus 95.8% as of March 31, 1996. The average rent in the community as of March 31, 1997 was $427, versus $411, an increase of 3.9% from the same period in 1996. A $16 rent increase went into effect for all residents in January. For the first quarter of 1997, the net operating income was $426,951, or 4.3% more than the $409,510 reported for the same period in
1996.    The increase in first quarter net operating income from 1996 to 1997 is the result of lower operating expenses.

Improvement and maintenance actions undertaken during the quarter involved repairs to the roof on the community center building, the purchase and removal of several older homes in the community, and the on-going upgrading of old electric pedestals throughout the community. Management has budgeted approximately $119,000 in capital improvements at Aztec Estates during 1997. The most significant items budgeted are $21,000 for a new roof on the community center building, $13,500 for new landscaping at the property entrance, and $13,000 for upgrading electric pedestals throughout the community.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 95.9% (301/314 sites) on March 31, 1997, versus 95.2% as of March 31, 1996. The average rent in the community as of March 31, 1997 was $404, versus $388, an increase of 4.1% from the same period in 1996. A $16 rent increase went into effect for all residents in February. For the first quarter of 1997, the net operating income was $214,760 slightly more than the $212,845 reported during the same period in 1996.

Improvement and maintenance actions undertaken during the quarter involved painting the exterior stone wall surrounding the community, the replacement of sewer lines at five home sites, and repairs to the chlorinator on the community's pool. Management has budgeted approximately $64,000 in capital improvements for Kings Manor during 1997.

The significant items budgeted are $21,000 for new street lights throughout the community and $9,000 for upgrading old electric pedestals.

OLD DUTCH FARMS, in Novi, Michigan, reported an occupancy of 99.7% (292/293 sites) on March 31, 1997, versus 98.6% as of March 31, 1996. The average rent in the community as of March 31, 1997 was $384, versus $373, an increase of 3.0% from the same period in 1996. For the first quarter of 1997, the net operating income was $205,820 or 6.7% more than the $192,947 reported for the same period in 1996. The higher income is due primarily to the higher occupancy.

Improvement and maintenance actions undertaken during the quarter focused on repairs to the community sewage treatment plant. Also completed during the quarter were minor road repairs. Management has budgeted approximately $64,000 in capital improvements for Old Dutch Farms during 1997. The significant items budgeted are $17,500 for the purchase of a new maintenance truck, $12,000 for road repairs, and $12,000 for new playground equipment.


PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 99.8% (571/572 sites) on March 31, 1997 versus 94.9% as of March 31, 1996. The average rent in the community as of March 31, 1997 was $322, versus $315, an increase of 2.2% from the same period in 1996. For the first quarter of 1997, the net operating income was $335,020 or 12.4% more than the $298,075 reported for the same period in 1996. The significant increase in net income is the result of higher average occupancy at the property.

Improvement and maintenance actions during the quarter involved minor repairs to the community pool and site upgrades for new resident homes being moved into the community. Management has budgeted approximately $91,000 in capital improvements for Park of the Four Seasons during 1997. The primary items budgeted are $50,000 for road repairs and $12,000 for new playground equipment.

MANAGEMENT EXPENSES
-------------------

Net Partnership management expenses paid during the quarter amounted to $95,167. Gross expenses of $105,575 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $10,408 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's first quarter were $88,172, $91,816 and $3,644, respectively.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

                          (a) Exhibits

                                Exhibit Number            Description
                                --------------            -----------
                                   27               Financial Data Schedule

                          (b) Reports of Form 8-K
                                 There were no reports filed on Form 8-K during the three months ended March 31, 1997.


                                   SIGNATURES
                                   ----------

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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund, A
                                   Michigan Limited Partnership

                             BY:   P.I. Associates Limited
                                   Partnership, A Michigan
                                   Limited Partnership, its
                                   General Partner

                             BY:   /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M.  Zlotoff, General Partner

                             BY:   /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: May 15, 1997

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                DESCRIPTION                                PAGE
--------------                -----------                                ----

    27                  Financial Data Schedule