Form 10-Q
period 1997-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1997-08-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997         Commission File No. 0-15940



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

                                 (248) 645-9261
              (Registrant's telephone number, including area code)





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

                                     INDEX


                                                                   Page
                                                                   ----
PART I                    FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets
                 June 30, 1997 (Unaudited) and
                 December 31, 1996                                   3

                 Statements of Income
                 Six months ended June 30, 1997
                 and 1996 and Three months ended
                 June 30, 1997 and 1996 (unaudited)                  4

                 Statements of Cash Flows
                 Six months ended June 30, 1997
                 and 1996 (Unaudited)                                5

                 Notes to Financial Statements
                 June 30, 1997 (Unaudited)                           6

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                       7

PART II                   OTHER INFORMATION

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                   10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                           JUNE 30, 1997  DECEMBER 31, 1996
                                                                 -------------  -----------------
                                                                  (UNAUDITED)

Properties:
  Land                                                             $5,280,000      $5,280,000
  Buildings And Improvements                                       23,684,915      22,128,664
  Manufactured Homes                                                  580,717         101,700
  Furniture And Fixtures                                              113,864         538,914
                                                                  -----------     -----------
                                                                   29,659,496      28,049,278

  Less Accumulated Depreciation                                     8,381,937       7,989,565
                                                                  -----------     -----------
                                                                   21,277,559      20,059,713

Cash And Cash Equivalents                                             760,489         640,086
Unamortized Finance Costs                                             839,952               0
Other Assets                                                          981,702         607,756
                                                                  -----------     -----------

Total Assets                                                      $23,859,702     $21,307,555
                                                                  -----------     -----------


LIABILITIES                                                      JUNE 30, 1997  DECEMBER 31, 1996
                                                                 -------------  -----------------
                                                                  (UNAUDITED)
Line of Credit                                                       $600,000        $495,300
Accounts Payable                                                      107,270         110,583
Mortgage Payable (3)                                               33,464,705               0
Other Liabilities                                                   1,069,160         991,619
                                                                  -----------     -----------

Total Liablities                                                  $35,241,135      $1,597,502

Partners' Equity:
  General Partner                                                  (1,258,613)       (602,862)
  Class A Limited Partners                                         (9,227,595)     11,438,140
  Class B Limited Partners                                           (895,225)      8,874,775
                                                                  -----------     -----------

Total Partners' Equity                                            (11,381,433)     19,710,053
                                                                  -----------     -----------

Total Liabilities And
  Partners' Equity                                                $23,859,702     $21,307,555
                                                                  -----------     -----------

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                           SIX MONTHS ENDED                           THREE MONTHS ENDED
     (UNAUDITED)                                        JUNE 30, 1997      JUNE 30, 1996          JUNE 30, 1997        JUNE 30, 1996
                                                        -------------      -------------          -------------        -------------
Income:
  Rental Income                                          $3,895,925          $3,728,017             $1,958,640          $1,852,392
  Other                                                     199,682             144,354                129,013              58,177
                                                         ----------          ----------             ----------          ----------

Total Income                                             $4,095,607          $3,872,371             $2,087,653          $1,910,569
                                                         ----------          ----------             ----------          ----------
Operating Expenses:
  Administrative Expenses
  (Including $201,509, 192,896, 101,545 and 97,708
   In Property Management Fees Paid
  To An Affliate For The  Six and Three  Month
  Periods Ended June 30, 1997 and
  1996, Respectively)                                       845,826             826,065                413,673             403,473
  Property Taxes                                            415,866             408,946                204,721             204,778
  Utilities                                                 236,958             246,314                125,753             116,585
  Property Operations                                       462,348             467,083                255,978             247,030
  Depreciation And Amortization                             413,898             391,914                217,712             195,957
  Interest                                                  758,797                   0                758,797                   0
                                                         ----------          ----------             ----------          ----------

Total Operating Expenses                                 $3,133,693          $2,340,322             $1,976,634          $1,167,823
                                                         ----------          ----------             ----------          ----------

Net Income                                                 $961,914          $1,532,049               $111,019            $742,746
                                                         ----------          ----------             ----------          ----------

Income Per Limited Partnership Unit:
  Class A                                                    $28.00              $35.00                 $10.00              $17.00
  Class B                                                    $48.28              $50.00                 $23.00              $25.00

Distribution Per Limited Partnership Unit
  Class A                                                    $48.00              $50.00                 $23.00              $25.00
  Class B                                                    $48.00              $50.00                 $23.00              $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                  20,230              20,230                 20,230              20,230
    Class B                                                   9,770               9,770                  9,770               9,770

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                        A  MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
       (UNAUDITED)
                                                                                             THREE MONTHS ENDED
                                                                                        JUNE 30, 1997   JUNE 30, 1996
                                                                                        -------------   -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                                        $961,914       $1,532,049

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                              392,372          391,914
  Amortization                                                                               21,526                0
(Increase) Decrease In Other Assets From Operations                                      (1,235,424)          28,196
  Increase  (Decrease) In Accounts Payables                                                  (3,313)          (9,863)
  Increase (Decrease) Other Liabilities From Operations                                      77,541         (203,052)
                                                                                        -----------       ----------

Total Adjustments                                                                          (747,298)         207,195
                                                                                        -----------       ----------

    Net Cash Provided By (Used In)
      Operating Activities                                                                  214,616        1,739,244
                                                                                        -----------       ----------

Cash Flows From Investing Activities:
  Capital Expenditures                                                                   (1,610,218)          (8,305)
   Funds From Line of Credit                                                                104,700          256,790
                                                                                        -----------       ----------

    Net Cash Provided By (Used In)
      Investing Activities                                                               (1,505,518)         248,485
                                                                                        -----------       ----------

Cash Flows From Financing Activities:
   Funds from Mortgage                                                                   33,500,000
  Distributions To Partners                                                              (2,053,400)      (1,800,000)
  Return of Capital                                                                     (30,000,000)               0
  Principal Payments on Mortgage                                                            (35,295)               0
                                                                                        -----------       ----------

Net Cash Provided By (Used In)
  Financing Activities                                                                    1,411,305       (1,800,000)
                                                                                        -----------       ----------

Increase (Decrease) In Cash                                                                 120,403          187,729

Cash, Beginning                                                                             640,086          468,664
                                                                                        -----------       ----------

Cash, Ending                                                                               $760,489         $656,393
                                                                                        -----------       ----------


                       See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1997 (Unaudited)



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1997, the related statements of income and statements of cash flow for the periods ended June 30, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                         SIX MONTHS ENDED                           THREE MONTHS ENDED
                                JUNE 30, 1997        JUNE 30, 1996             JUNE 30, 1997    JUNE 30, 1996
                                -------------        -------------             -------------    -------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                 $201,509              $192,896                  $101,545         $97,708


3.       MORTGAGE FINANCING

On March 25, 1997, the Partnership placed mortgages on the four properties in connection with the borrowing of $33,500,000 from Nomura Asset Capital Corporation. The interest rate on the financing is 8.24% and the term is 120
months.   The loan is amortized over 360 months.  There is no prepayment allowed except during the last six months of the term of the loan. The Partnership distributed $30,000,000 to the Limited Partners representing a full return of the original capital contribution of $1,000 per unit held. The monthly loan payment will be approximately $251,439 and began May, 1997.

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

Liquidity

As a result of the Nomura Financing, the Partnership's four properties are mortgaged. At the time of the Nomura Financing, the aggregate principal amounts due under the four mortgage notes was $33,500,000 and the aggregate fair market value of the Partnership's mortgaged properties was $53,200,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

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

On July 17, 1997 the Partnership replaced an existing $600,000 line of credit with Comerica Bank with a renewable line of credit of $600,000, with First of America Bank. The interest rate on the line floats 180 basis points above 1 month LIBOR, which is currently at 5.63%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes have been growing and the General Partner believes that the model home program is in the best interest of the Partnership.

During the quarters ended June 30, 1997 and 1996, distributable cash generated by operations was $328,731 and $938,703, respectively. The decrease in cash flow for the quarter was due to the Partnership's mortgage payments of $758,797 per quarter, resulting from the Nomura Financing.

The quarterly Partnership Management Distribution due the General Partner for the second quarter was $133,000, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($53,200,000 x .01 = $532,000).

The cash available after payment of the Partnership Management Distribution amounted to $195,731. The General Partner elected to make a total distribution of $75,000 for the second quarter of 1997, 80.0% or $60,000 was paid to the Limited Partners and 20.0% or $15,000 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 1997, the Partnership added $120,731 to reserves. During the same quarter in 1995, the Partnership added $38,704 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.3% (1,774/1,824 sites) at the end of June 1997, versus 96.2% a year ago. The average monthly rent in June 1997 was approximately $383, or 3.2% more than average monthly rent of $371 reported in June 1996.

                                Total             Occupied          Occupancy         Average
                                Capacity          Sites             Rate              Rent
Aztec Estates                     645              612              94.9%             $427
Kings Manor                       314              302              96.2               404
Old Dutch Farms                   293              291              99.3               387
Park of the Four Seasons          572              569              99.5               325
                                  ---              ---              ----              ----

Total on 6/30/97:                 1,824            1,774            97.3%             $383
Total on 6/30/96:                 1,824            1,754            96.2%             $371

During the second quarter of 1997, the Partnership generated gross revenues of $2,087,653 or 9.3% more than the $1,910,569 generated in the second quarter of 1996. The net operating income before other non-recurring expenses and Partnership management was $1,200,385 or 57.5% of the total revenues, versus $1,119,913 or 58.7% during the same period in 1996. Cash flow for the second quarter, after mortgage debt service and non-recurring items was $328,731. The cash flow for the same period in 1996 was $938,704, but it is not comparable because the Partnership had no mortgage debt as of that date.

                                           GROSS            NET OPERATING        MORTGAGE         CASH
                                           REVENUES         INCOME               DEBT             FLOW
Aztec Estates                             $  811,037        $    398,759          $286,411      $ 112,348
Kings Manor                                  356,768             232,116           145,815         86,301
Old Dutch Farms                              328,828             223,535           130,027         93,508
Park of the Four Seasons                     568,801             345,975           196,544        149,431
Partnership Management                        22,219            (64,961)               -0-       (64,961)
Other Non Recurring expenses:                    --             (47,896)               -0-       (47,896)
                                          ----------        ------------          --------      ---------

Total on 6/30/97:                         $2,087,653        $  1,087,528          $758,797      $ 328,731
Total on 6/30/96:                         $1,910,569        $    938,703          $    -0-      $ 938,703


The properties' operating expenses for the second quarter of 1997, compared to the same period in 1996, reflect increases in wages, marketing expenses, taxes and legal/professional fees.


AZTEC ESTATES, in Margate, Florida, reported an occupancy on June 30, 1997 of 94.9% (612/645 sites), versus 94.4% as of June 30, 1996. The average rent in the community as of June 30, 1997 was $427, versus $411, an increase of 3.9% from the same period in 1996. For the second quarter of 1997, the net operating income was $398,759, or 4.7% more than the $380,872 reported for the same period in 1996.

Improvement and maintenance actions undertaken during the quarter focused on repairs to the community office roof, replacement of a fire hydrant, and the installation of 12 asphalt speed bumps throughout the community. Also, the annual resident picnic took place during the quarter. Management reported a strong family turn-out for the community sponsored food, music and games.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 96.2% (302/314 sites) on June 30, 1997, versus 95.2% as of June 30, 1996. The average rent in the community as of June 30, 1997 was $404, versus $388, an increase of 4.1% from the same period in 1996. For the second quarter of 1997, the net operating income was $232,116, or 7.7% more than the $215,507 reported during the same period in 1996.

Improvement and maintenance actions undertaken during the quarter involved repairs to the lawn sprinkler system, renovations to the community center building, and upgrading of electric pedestals for new home placements.

OLD DUTCH FARMS, in Novi, Michigan, reported an occupancy of 99.3% (291/293 sites) on June 30, 1997, versus 98.6% as of June 30, 1996. The average rent in the community as of June 30, 1997 was $387, versus $376, an increase of 2.9% from the same period in 1996. For the second quarter of 1997, the net operating income was $223,535, or 12.7% more than the $198,367 reported for the same period in 1996.

Improvement and maintenance actions undertaken during the quarter involved site upgrades for new homes that were moved into the community, concrete repairs to sidewalks within the community, and minor renovations to the community center building.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 99.5% (569/572 sites) on June 30, 1997 versus 97.4% as of June 30, 1996. The average rent in the community as of June 30, 1997 was $325, versus $316, an increase of 2.9% from the same period in 1996. For the second quarter of 1997, the net operating income was $345,975, or 6.4% more than the $325,166 reported for the same period in 1996.

Improvement and maintenance actions during the quarter involved repairs to the community pool, the installation of new playground equipment, and the purchase of new tables and chairs for the community center building.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the second quarter amounted to $64,961. Gross expenses of $87,180 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $22,219 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $111,847, $113,844 and $1,997, respectively.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

              (a) Exhibits

                      Exhibit Number            Description
                      --------------            -----------
                            27                  Financial Data Schedule

              (b) Reports of Form 8-K

                      There was one report on Form 8-K filed during the three months ended June 30, 1997. The Form 8-K dated March 25, 1997 reported under Item 2, the borrowing of funds from Nomura Asset Capital Corporation and detailed the disposition of funds and the terms of the financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Uniprop Manufactured Housing
                                        Communities Income Fund,
                                        A Michigan Limited Partnership

                                  BY:   P.I. Associates Limited Partnership,
                                        A Michigan Limited Partnership,
                                        its General Partner

                                  BY:   /s/ Paul M. Zlotoff
                                        ------------------------------------
                                        Paul M.  Zlotoff, General Partner

                                  BY:   /s/ Gloria A. Koster
                                        ------------------------------------
                                        Gloria A. Koster, Principal Financial
                                        Officer
Dated: August 14, 1997

                                 EXHIBIT INDEX


Exhibit
   No.              Description                               Page
--------            -----------                               ----
   27               Financial Data Schedule