Form 10-Q
period 1997-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1997-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997            Commission File No. 0-15940



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

                                    INDEX


                                                             Page
                                                             ----

PART I                 FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Balance Sheets
          September 30, 1997 (Unaudited) and
          December 31, 1996                                   3

          Statements of Income
          Nine months ended September 30, 1997
          and 1996 and Three months ended
          September 30, 1997 and 1996                         4

          Statements of Cash Flows
          Nine months ended September 30, 1997
          and 1996 (Unaudited)                                5

          Notes to Financial Statements
          September 30, 1997 (Unaudited)                      6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                       7

PART II                OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                         SEPTEMBER 30, 1997   DECEMBER 31, 1996
                               ------------------   -----------------
                                   (UNAUDITED)
Properties:
  Land                            $ 5,280,000         $ 5,280,000
  Buildings And Improvements       23,874,944          22,128,664
  Manufactured Homes                  538,728             101,700
  Furniture And Fixtures              113,864             538,914
                                  -----------         -----------
                                   29,807,536          28,049,278

  Less Accumulated Depreciation     8,578,123           7,989,565
                                  -----------         -----------
                                   21,229,413          20,059,713

Cash And Cash Equivalents             726,485             640,086
Unamortized Finance Costs             828,758                   0
Other Assets                          937,737             607,756
                                  -----------         -----------
Total Assets                      $23,722,393         $21,307,555
                                  -----------         -----------


LIABILITIES                  SEPTEMBER 30, 1997     DECEMBER 31, 1996
                             ------------------     -----------------
                                  (UNAUDITED)
Line of Credit                   $   430,482          $   495,300
Accounts Payable                      98,681              110,583
Mortgage Payable (3)              33,414,673                    0
Other Liabilities                  1,073,747              991,619
                                 -----------          -----------
Total Liablities                 $35,017,583          $ 1,597,502

Partners' Equity:
  General Partner                 (1,066,472)            (602,862)
  Class A Limited Partners        (9,333,493)          11,438,140
  Class B Limited Partners          (895,225)           8,874,775
                                 -----------          -----------
Total Partners' Equity           (11,295,190)          19,710,053
                                 -----------          -----------
Total Liabilities And
  Partners' Equity               $23,722,393          $21,307,555
                                 -----------          -----------

                      See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                               NINE MONTHS ENDED                    THREE MONTHS ENDED
   (UNAUDITED)                                              SEPT. 30, 1997     SEPT. 30, 1996     SEPT. 30, 1997     SEPT. 30, 1996
                                                            --------------     --------------     --------------     --------------
Income:
  Rental Income                                               $5,863,350        $5,597,288         $1,967,425          $1,869,271
  Other                                                          249,466           204,541             49,784              60,187
                                                              ----------        ----------         ----------          ----------
Total Income                                                  $6,112,816        $5,801,829         $2,017,209          $1,929,458
                                                              ----------        ----------         ----------          ----------
Operating Expenses:
  Administrative Expenses
  (Including $303,058, 288,915, 101,549 and 96,019
  In Property Management Fees Paid
  To An Affliate For The  Nine and Three  Month
  Periods Ended Sept. 30, 1997 and
  1996, Respectively)                                          1,256,942         1,199,577            411,116             373,512
  Property Taxes                                                 622,512           613,382            206,646             204,436
  Utilities                                                      342,291           361,837            105,333             115,523
  Property Operations                                            699,210           767,899            236,862             300,816
  Depreciation And Amortization                                  620,847           587,870            206,949             195,956
  Interest                                                     1,462,857                 0            704,060                   0
                                                              ----------        ----------         ----------          ----------
Total Operating Expenses                                      $5,004,659        $3,530,565         $1,870,966          $1,190,243
                                                              ----------        ----------         ----------          ----------
Net Income                                                    $1,108,157        $2,271,264         $  146,243          $  739,215
                                                              ----------        ----------         ----------          ----------
Income Per Limited Partnership Unit:
  Class A                                                         $30.00            $52.00              $2.00              $17.00
  Class B                                                         $50.00            $75.00              $2.00              $25.00

Distribution Per Limited Partnership Unit
  Class A                                                         $50.00            $75.00              $2.00              $25.00
  Class B                                                         $50.00            $75.00              $2.00              $25.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                       20,230            20,230             20,230              20,230
    Class B                                                        9,770             9,770              9,770               9,770

                      See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                        A  MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
       (UNAUDITED)
                                                                      NINE MONTHS ENDED
                                                             SEPT. 30, 1997    SEPT. 30, 1996
                                                             --------------    --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                          $  1,108,157        $2,271,264

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                    588,558           587,870
  Amortization                                                     32,289                 0
(Increase) Decrease In Other Assets From Operations            (1,191,028)           33,953
  Increase  (Decrease) In Accounts Payables                       (11,902)          (74,171)
  Increase (Decrease) Other Liabilities From Operations            82,128          (105,544)
                                                             ------------        ----------
Total Adjustments                                                (499,955)          442,108
                                                             ------------        ----------
    Net Cash Provided By (Used In)
      Operating Activities                                        608,202         2,713,372
                                                             ------------        ----------
Cash Flows From Investing Activities:
  Capital Expenditures                                         (1,758,258)          (67,392)
  Funds From Line of Credit                                       (64,818)           44,590
                                                             ------------        ----------
    Net Cash Provided By (Used In)
      Investing Activities                                     (1,823,076)          (22,802)
                                                             ------------        ----------
Cash Flows From Financing Activities:
  Funds from Mortgage                                          33,500,000
  Distributions To Partners                                    (2,113,400)       (2,700,000)
  Return of Capital                                           (30,000,000)                0
  Principal Payments on Mortgage                                  (85,327)                0
                                                             ------------        ----------
Net Cash Provided By (Used In)
  Financing Activities                                          1,301,273        (2,700,000)
                                                             ------------        ----------

Increase (Decrease) In Cash                                        86,399            (9,430)

Cash, Beginning                                                   640,086           468,664
                                                             ------------        ----------

Cash, Ending                                                 $    726,485        $  459,234
                                                             ------------        ----------


                      See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1997, the related statements of income and statements of cash flow for the periods ended September 30, 1997 and 1996 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public
accountants.   In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2. PAYMENTS TO AFFILIATES:


                                       NINE MONTHS ENDED                          THREE MONTHS ENDED
                                SEPT. 30, 1997     SEPT. 30, 1996           SEPT. 30, 1997    SEPT. 30, 1996
                                --------------     --------------           --------------    --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                 $303,058             $288,915               $101,549            $96,019


3. MORTGAGE FINANCING

On March 25, 1997, the Partnership placed mortgages on the four properties in connection with the borrowing of $33,500,000 from Nomura Asset Capital Corporation. The interest rate on the financing is 8.24% and the term is 120 months. The loan is amortized over 360 months. There is no prepayment allowed except during the last six months of the term of the loan. The Partnership distributed $30,000,000 to the Limited Partners representing a full return of the original capital contribution of $1,000 per unit held. The monthly loan payment, including principal and interest, is approximately $251,439 and began May, 1997.

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Nomura Financing"), as described in
Note 3 to Financial Statements. The Nomura Financing was secured by placing liens on its four communities. Resulting from the Nomura Financing, as contemplated in the Proxy Statement, dated December 4, 1996, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit.

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

On July 17, 1997 the Partnership replaced an existing $600,000 line of credit with Comerica Bank with a renewable line of credit of $600,000 with First of America Bank. The interest rate on the line floats 180 basis points above 1 month LIBOR, which is currently at 5.63%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes have been growing and the General Partner believes that continuing model home program is in the best interest of the Partnership. As of September 30, 1997, the outstanding balance on the line of credit was $430,482.

During the quarters ended September 30, 1997 and 1996, distributable cash generated by operations was $353,192 and $935,171, respectively. The decrease in cash flow for the quarter was due to the Partnership's mortgage payments of approximately $754,317 per quarter, which is a result of the Nomura Financing.

The quarterly Partnership Management Distribution due the General Partner for the third quarter was $133,000, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($53,200,000 x .01 = $532,000/4 = $133,000).

The cash available after payment of the Partnership Management Distribution amounted to $220,192. From this amount, the General Partner elected to make a total distribution of $75,000 for the third quarter of 1997, 80.0% or $60,000 was paid to the Limited Partners and 20.0% or $15,000 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended September 30, 1997, the Partnership added $145,192 to reserves. During the same quarter in 1996, the Partnership added $35,171 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.9% (1,786/1,824 sites) at the end of September 1997, versus 97.1% a year ago. The average monthly rent in September 1997 was approximately $384, or 3.2% more than the $372 average monthly rent in September 1996.


                            Total       Occupied      Occupancy     Average
                            Capacity    Sites         Rate          Rent

Aztec Estates                  645         617         95.7%         $427
Kings Manor                    314         307         97.8           404
Old Dutch Farms                293         292         99.7           390
Park of the Four Seasons       572         570         99.7           329
                             -----       -----         ----          ----

Total on 9/30/97:            1,824       1,786         97.9%         $384

Total on 9/30/96:            1,824       1,771         97.1%         $372


During the third quarter of 1997, the Partnership generated gross revenues of $2,017,209 or 4.5% more than the $1,929,458 generated in the third quarter of 1996. The net operating income before other non-recurring expenses and Partnership Management was $1,192,824 or 59.1% of the total revenues, versus $1,055,866 or 54.7% during the same period in 1996. Cash flow for the third quarter, after mortgage debt service and non-recurring items was $353,192. The cash flow for the same period in 1996 was $935,171, but it is not comparable because the Partnership had no mortgage debt as of that date.

                                   GROSS       NET OPERATING     MORTGAGE       CASH
                                   REVENUES    INCOME            DEBT           FLOW
Aztec Estates                    $  728,660    $  397,097        $266,810     $130,287
Kings Manor                         353,653       217,509         133,886       83,623
Old Dutch Farms                     331,215       220,806         120,600      100,206
Park of the Four Seasons            598,273       357,412         182,764      174,648
Partnership Management                5,408       (75,289)             -0-     (75,289)
Other Non Recurring expenses:            --       (60,283)             -0-     (60,283)
                                 ----------    ----------        --------     --------
Total on 9/30/97:                $2,017,209    $1,057,252        $704,060     $353,192
Total on 9/30/96:                $1,929,458    $  935,171        $     -0-    $935,171


As shown in the Partnership's financial statements, the properties' operating expenses for the third quarter of 1997 compared to the same period in 1996, reflect slight increases in wages, marketing expenses, taxes and legal/professional fees.

AZTEC ESTATES, in Margate, Florida, reported an occupancy on September 30, 1997 of 95.7% (617/645 sites), versus 94.6% as of September 30, 1996. The average rent in the community as of September 30, 1997 was $427, versus $411, an increase of 3.9% from the same period in 1996. For the third quarter of 1997, the net operating income was $397,097, or 3.4% more than the $383,887 reported for the same period in 1996.

Improvement and maintenance actions undertaken during the quarter focused on landscaping the front entrance and installing an air conditioning unit in the office. In addition, minor repairs and remodeling were completed at the clubhouse which included the installation of new doors, concrete repairs and new storage closets. Pedestal upgrades were done at some sites to accommodate the larger homes.

KINGS MANOR, in Fort Lauderdale, Florida, reported an occupancy of 97.8% (307/314 sites) on September 30, 1997, versus 96.5% as of September 30, 1996. The average rent in the community as of September 30, 1997 was $404, versus $388, an increase of 4.1% from the same period in 1996. For the third quarter of 1997, the net operating income was $217,509, or 7.7% more than the $201,934 reported during the same period in 1996.

Improvement and maintenance actions undertaken during the quarter involved tree trimming throughout the community, pressure washing homes, painting and carpeting the Recreation Monitor's office, and painting and wallpapering the restrooms and hallway in the community center building. Asphalt repairs for new home placements also were completed over the third quarter.

OLD DUTCH FARMS, in Novi Michigan, reported an occupancy of 99.7% (292/293 sites) on September 30, 1997, versus 98.3% as of September 30, 1996. The average rent in the community as of September 30, 1997 was $390, versus $379, an increase of 2.9% from the same period in 1996. For the third quarter of 1997, the net operating income was

$220,806, up 23.6% from the $178,618 reported for the same period in 1996. The increase in net operating income is due to higher revenues from increases in occupancy and average rent.

Improvement and maintenance actions undertaken during the third quarter focused on re-siding the pole barn, upgrades to the mail center, upgrades to the satellite storage building, and general site upgrades. Also completed during the last quarter was the installation of an underground sprinkler system at the entrance.

PARK OF THE FOUR SEASONS, in Blaine, Minnesota, reported an occupancy of 99.7% (570/572 sites) on September 30, 1997, representing no change from the same quarter ended September 30, 1996. The average rent in the community as of September 30, 1997 was $329, versus $318, an increase of 3.3% from the same period in 1996. For the third quarter of 1997, the net operating income was $357,412, or 22.6% more than the $291,428 reported for the same period in 1996. The increase in income is due to higher average monthly rent and lower operating expenses.

Improvement and maintenance actions undertaken during the quarter involved approximately $103,000 in road, driveway, and sidewalk repairs. In addition, the roof of the swimming pool room was painted.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $75,289. Gross expenses of $80,697 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $5,408 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's third quarter were $21,064, $24,662 and $3,598, respectively.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

             (a) Exhibits


                    Exhibit Number        Description
                    --------------        -----------
                        27             Financial Data Schedule

             (b) Reports of Form 8-K
                    There were no reports filed on Form 8-K during the three months ended September 30, 1997.

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


                                           Uniprop Manufactured Housing
                                           Communities Income Fund,
                                           A Michigan Limited Partnership


                                      BY:  P.I. Associates Limited Partnership,
                                           A Michigan Limited Partnership,
                                           its General Partner


                                      BY:  /s/ Paul M. Zlotoff
                                           -----------------------------------
                                           Paul M. Zlotoff, General Partner

                                      BY:  /s/ Gloria A. Koster
                                           -----------------------------------
                                           Gloria A. Koster, Principal
                                           Financial Officer
Dated: November 14, 1997

                                 EXHIBIT INDEX



           Exhibit
             No.           Description                   Page
           -------         -----------                   ----

             27            Financial Data Schedule