Form 10-K
period 1997-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1998-03-31
CIK 769856

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 1997    Commission File No. 0-15940



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

                           Yes [X]          No [ ]

As of March 1, 1998, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 1998 appraisal of Partnership properties) held by non-affiliates was approximately $14,924,800.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                SEE ITEM 14.

                                   PART I

ITEM 1.   BUSINESS

General Development of Business

     Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of four manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9261.

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

     On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The interest rate on the Nomura Financing is 8.24% and the term is 120 months. The loan is amortized over 360 months. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership will continue to own and operate its properties and expects to be able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than in the past. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contribution was returned on March 26, 1997.

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

Narrative Description of Business

General

     The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with Manufactured Housing Services Inc. (the "Consultant"). In making their decisions they will consider relevant factors, including, current operating results of the particular Property, prevailing economic conditions and with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

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

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately 12 communities offering approximately 5,435 housing sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 1,765 housing sites competing with Kings Manor. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,031 housing sites. Old Dutch Farms competes with approximately eight communities offering approximately

3,592 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.

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

ITEM 2.   PROPERTIES

     The Partnership purchased all four manufactured housing communities for cash. As a result of the Financing, the Properties are now encumbered with mortgages.

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

     Overall, as illustrated in the table below, the Properties reported, as of December 31, 1997, a combined occupancy of 98.3% and an average monthly homesite rent of $386.


                                                                                              CURRENT         CURRENT
       PROPERTY NAME              YEAR                       NUMBER OF        OCCUPIED       OCCUPANCY        AVERAGE
       AND LOCATION           CONSTRUCTED      ACREAGE         SITES           SITES           LEVELS          RENTS
       ------------           -----------      -------         -----           -----           ------          -----
Aztec Estates
Sundial Circle
Margate, FL                       1970           100             645             608            97.4%         $427

Kings Manor
State Road 84
& Flamingo Road
Ft. Lauderdale, FL                1972            45             314             304            98.1          $405

Park of the Four
  Seasons
University Avenue

Blaine, MN                        1972           107             572             568            99.3          $332
Old Dutch Farms
Novi Road
Novi, MI                          1972            47             293             290            98.3          $393
                                                                 ---             ---            ----          ----

Total on
12/31/97                                                       1,824           1,792            98.3%         $386
12/31/96                                                       1,824           1,770            97.0%         $373

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

     On February 6, 1997, the Limited Partners voted at a special meeting ("Special Meeting") and approved: (i) the Financing; (ii) the amendment of the Partnership Agreement; (iii) the payment, on an on-going basis, of a Partnership Management Distribution; and (iv) payment of certain specified fees to an affiliate of the General Partner.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     There is no established public trading market for the Units and it is not anticipated that one will ever develop. During the last two years, less than three percent of the Units have been transferred each year, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

     The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 1998, the Properties were appraised at an aggregate fair market value of $55,800,000. Assuming a sale of the four properties at the appraised value in March 1998, less payment of 3.0% selling expenses, mortgage debt of $33,500,000, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $14,924,800 or $497 per unit as of March 31, 1998. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 1998, the Partnership had approximately 2,750 limited partners holding Units.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 1997, 1996, 1995, 1994 and 1993:

                             FISCAL YEAR       FISCAL YEAR        FISCAL YEAR        FISCAL YEAR        FISCAL YEAR
                                ENDED             ENDED              ENDED              ENDED              ENDED
                              DECEMBER           DECEMBER           DECEMBER           DECEMBER           DECEMBER
                              31, 1997           31, 1996           31, 1995           31, 1994           31, 1993
                              --------           --------           --------           --------           --------
Total Assets                   $23,052,433      $21,307,555        $21,822,565        $22,113,778        $22,701,925
                               ===========      ===========        ===========        ===========        ===========

Income                          $8,234,904       $7,751,358         $7,502,221         $7,321,328         $6,997,507
Expenses                        (7,175,119)      (4,776,905)        (4,513,031)        (4,436,966)        (4,292,755)
                                ----------       ----------        -----------         ----------        -----------
Net Income                      $1,059,785       $2,974,453         $2,989,190         $2,884,362         $2,704,752
                                ==========       ==========         ==========         ==========         ==========

Distributions to
  Limited Partners,
  per Unit                          $1,052             $100               $100               $100               $100

Income per Unit:

  Class A                              $17              $69                $69                $69                $68

  Class B                              $52             $100               $100               $100               $100

Weighted  average
  number of Units
  outstanding:

  Class A                           20,230           20,230             20,230             20,230             20,230
  Class B                            9,770            9,770              9,770              9,770              9,770

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Liquidity

     The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves which it considers adequate to maintain the Properties. All funds in excess of the operating needs and cash reserves have been distributed to the Partners, quarterly. While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the year ended December 31, 1997 the Partnership added $650,476 to reserves. This amount was funded from the March 25, 1997 Financing proceeds. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs during the next fiscal year.

     On July 17, 1997, the Partnership replaced an existing $600,000 line of credit with Comerica Bank with a renewable line of credit of $600,000 with First of America Bank.

The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 1997 was 5.74%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past two years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 1997, the outstanding balance on the line of credit was $358,916.

     On March 25, 1997 the Partnership completed the Financing that the Limited Partners approved at the Special Meeting held on February 6, 1997, as described in Item 4. The Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Lender") on March 25, 1997 and secured the borrowing with liens on its Properties. The interest rate on the Financing is 8.24%, and the term is 120 months. The loan is amortized over 360 months. As contemplated in the Proxy Statement, on March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership will continue its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although, due to payment of debt service resulting from the Financing, in amounts substantially lower than in the past. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contribution was returned on March 26, 1997.

Capital Resources

     The capital formation phase of the Partnership began on February 10, 1986, when Aztec Estates and Kings Manor were purchased by the Partnership and operations commenced. On March 4, 1986, and March 27, 1986, Old Dutch Farms and Park of the Four Seasons were purchased, respectively. From the $30,000,000 capital raised from the sale of the Units, $26,400,000 was used to purchase the four Properties after deducting sales commissions, advisory fees and other organization and offering costs. The Partnership had no capital expenditure commitments as of December 31, 1997 and does not anticipate any during the next fiscal year.

     In an effort to provide Limited Partners with a full return of original capital contributions of $1000 per unit held, the General Partner, with majority consent from the Limited Partners, mortgaged the four Properties owned by the Partnership on March 25, 1997.

     The General Partner acknowledges that the mortgages impose some risks to the Parntership, but that such risks are not greater than risks typically associated with real estate financing.

Results of Operations

     a. Distributions

     For the years ended December 31, 1997, 1996 and 1995, respectively, the Partnership made distributions to Limited Partners equal, on an annualized basis, to 10.0% of their original capital contributions (their 10.0% Preferred Return). These distributions totaled $1,568,400, $3,000,000, and $3,000,000 in each year respectively. The General Partner received distributions totaling $871,000, $600,000, and $595,000 during the same periods. As a result of the March 25, 1997 Financing, also distributed in 1997 was $30,000,000, which consitutes a complete return of the Limited Partners original capital contributions of $30,000,000 or $1,000 per unit.

     b. Net Income

     For the years ended December 31, 1997, 1996 and 1995 net income was $1,059,785, $2,974,453 and $2,989,190 on total revenues of $8,234,904,
$7,751,358 and $7,502,221. The decline in net income from 1995 to 1996 was the result of higher operating and administrative expenses. The decline in net income from 1996 to 1997 was due to approximately $2,142,196 of mortgage interest related to the March 25, 1997 Financing.

     Net income, plus depreciation and amortization, and the $33,500,000 Financing proceeds, less distributions to all Partners, payment for Financing costs and the partial payment towards the Contingent Purchase Price was $650,476, $159,195 and $178,017, for the same periods.

     c. Partnership Management

     Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves and interest on funds awaiting distribution) were $459,343 in 1997, $357,469 in 1996 and $249,760 in
1995.

     The increase in net expenses for the management of Partnership from 1996 to 1997 is a result of higher legal expenses associated with the Proxy Statement that was submitted to the Limited Partners, as described in Item 4.

     d. Property Operations

     Overall, the four Properties had a combined average occupancy of 98.3% (1,792/1,824 sites) as of December 1997; 97.0% as of December 1996; and 95.1% as of December 1995. The average collected monthly rent as of December 1997 was approximately $386 per homesite versus $373 as of December 1996 and $362 as of December 1995, an increase each year of 3.5% and 3.0%, respectively.

     During the 1997, 1996 and 1995 fiscal years, the Properties generated a net operating income of $4,325,089 or 52.6% of total revenues; $4,420,836 or 57.1% of total revenues; and $4,253,489 or 56.7% of total revenues, respectively. Net operating income is computed before deduction of (i) certain non-recurring expenses of $231,970, $304,172 and $230,712, respectively, (ii) depreciation and amortization of $891,138, $784,743, and $783,827, and (iii) partnership management expenses of $463,119, $357,469, and $249,760.

     Aztec Estates, in Margate, Florida, had an occupancy of 97.4% (628/645 sites) as of December 1997 compared to 94.3% as of December 1996 and 95.9% in 1995. The average rent in December 1996 was $427 per homesite versus $411 in December 1996 and $395 in December 1995, an increase each year of 3.9% and 4.0%, respectively.

     The property's 1997 net operating income of $1,643,833 represented 53.0% of revenues versus $1,587,687 or 52.4% of revenues in 1996, and $1,614,553 or 53.7%
of revenues in 1995. The increase in income is a result of higher occupancy and higher average rents.

     Kings Manor, in Fort Lauderdale, Florida, had an occupancy of 98.1% (308/314 sites) as of December 1997 compared to 96.8% as of December 1996 and 96.5% in 1995. The average rent in December 1997 was $405 per homesite versus $388 in December 1996 and $372 in December 1995, an increase each year of 4.1% and 4.3% respectively.

     The property's 1997 net operating income of $892,472 represented 63.5% of revenues, versus $843,448 or 62.1% in 1996, and $821,053 or 60.6% in 1995. The
increase in income is a result of lower operating expenses.

     Old Dutch Farms, in Novi, Michigan, had an occupancy of 98.3% (288/293 sites) as of December 1997 compared to 99.0% in 1996 and 96.9% in 1995. The average rent in December 1997 was $393 per homesite versus $381 in December 1996 and $371 in December 1995, an increase each year of 3.1% and 2.7%, respectively.

     The property's 1997 net operating income of $873,242 represented 66.2% of revenues, versus $770,431 or 62.1% in 1996, and $731,943 or 61.5% in 1995. The
increase in income was the result of higher occupancy.

     The Park of the Four Seasons, in Blaine, Minnesota, had an occupancy of 99.3% (568/572 sites) as of December 1997, the same as reported in 1996 and 92.5% in 1995. The average rent in December 1997 was $332 per homesite versus $321 in December 1996 and $312 in December 1995, an increase each year of 3.4% and 2.9%, respectively.

     The property's 1997 net operating income of $1,378,661 represented 58.77% of revenues versus $1,219,270 or 57.9% in 1996, and $1,085,940 or 56.1% in 1995.
The increase in income is a result of higher occupancy and higher rents.

Year 2000 Costs

     The Partnership, like most users of computer software, will be required to modify certain portions of its software so that it will function properly in the year 2000. Maintenance or modification costs will be expensed as incurred, while the costs of any new software will be capitalized and amortized over the software's useful life. Management believes these "year 2000" costs will be immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Partnership's financial statements for the fiscal years ended December 31, 1997, 1996 and 1995, and supplementary data are filed with this Report under
Item 14.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership. From November, 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the Lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner of the Partnership. GP P.I. Associates Corp. is wholly-owned by Paul M. Zlotoff. Under the amended partnership agreement of P.I. Associates, all actions taken by P.I. Associates must be approved by both general partners.

     Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

     Paul M. Zlotoff, 48, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

     The following individuals are the directors and officer of GP P.I. Associates Corp.:

Name and Age                        Position Held
------------                        -------------

Paul M. Zlotoff, 48                 Director and President, Secretary and
                                    Treasurer

Arthur Weiss, 49                    Director

Steve Adler, 47                     Director

     Arthur Weiss, 49 has been practicing law at Jaffe, Raitt, Heuer & Weiss, P.C. ("JRH&W") which represents the company in various matters, since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

     Arthur Weiss is an Independent Director, meaning that he has not been, at any time, in the five years preceding his appointment: (a) a stockholder, director, officer, employee, or partner of GP P.I. Associates Corp., P.I. Associates, or the Partnership; (b) a customer, supplier, or other person who derives more than 10% of its purchases or revenues from its activities with GP P.I. Associates Corp., P.I. Associates, or the Partnership; (c) a person or other entity controlling or under common control with any such stockholder, partner, customer, supplier or other person referenced in subparagraph (a) or
(b) above; or (d) a member of the immediate family of any such stockholder, director, officer employee, partner, customer, supplier or other person referenced in subparagraph (a) or (b) above.

     Steve Adler, 47, became President of Uniprop, Inc. on January 1, 1998. Previously, Mr. Adler had been Vice President of acquisitions and development and director of operations for Uniprop since 1984 when he joined Uniprop. As an officer of Uniprop, he became president of Uniprop Homes, the marketing affiliate of Uniprop. In this capacity, he is responsible for developing new home sales, and establishing resale operations in each of Uniprop's 40 family and adult retirement communities.

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

     Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a contingent purchase price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner. The contingent purchase price for each Property was determined by reference to the average of two independent real estate appraisals which were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller becomes entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. Because the Financing resulted in a complete return of the Limited Partners' capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers did receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997. The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Old Dutch Farms, $452,359; and Park of the Four Seasons, $1,113,594. The partial payment made for each property was as follows: Aztec Estates, $594,088; Kings Manor, $228,987; Old Dutch Farms, $195,544; and Park of the 4 Seasons, $481,381. The maximum amount remaining which could be payable to the successors of the sellers are as follows: Aztec Estates, $780,235; Kings Manor, $300,737; Old Dutch Farms, $256,815; and Park of the Four Seasons, $632,213. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time.

The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the March 25, 1997 Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. As of April 1, 1997, the Incentive Management Interest is 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. During 1997, the General Partner earned and was entitled to an incentive management interest of $195,000. The actual amount of Incentive Management Interest paid to the General Partner during 1997 was $605,000, all of which was earned during prior years but not paid. The Partnership anticipates payment of the $195,000 Incentive Management Interest from cash reserves during 1998. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. The General Partner also has a right to receive 20% of any sale or financing proceeds remaining after each limited partner has received an amount equal to any shortfall in his 9% cumulative preferred return, plus the return of his adjusted capital contribution.

     At the Special Meeting, the Limited Partners approved an amendment to the Partnership Agreement to provide that the Partnership will pay the General Partner a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter will be paid in arrears, 45 days after the end of each fiscal quarter. The General Partner proposed the Partnership Management Distribution to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 1997 aggregate appraised value of

$53,200,000, the Partnership Management Distribution due to the General Partner was $399,000 ($53,200,000 x 1.0% = $532,000 x 75.0% = $399,000). The Partnership
Management Distribution paid to the General Partner during 1997 was $266,000. As of December 31, 1997, the Partnership Management Distribution due the General Partner totaled $133,000. This amount was paid to the General Partner on February 15, 1998 from cash reserves. Based on the Properties' March 1998 aggregate appraised value of $55,800,000, the Partnership Management Distribution due the General Partner for the Partnership's 1998 fiscal year will be $558,000 ($55,800,000 x 1.0% = $558,000).

     Also at the Special Meeting, the Limited Partners approved the payment of a one time finance fee to Uniprop, Inc., an affiliate of the General Partner, equal to 1% of the amount borrowed in the Financing. Because the amount borrowed was $33,500,000, the finance fee paid to Uniprop, Inc. on March 25, 1997 was $335,000. The finance fee is payable for unusual services rendered in arranging financing for all the Properties.

     Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $404,514: Aztec Estates, $155,265; Kings Manor, $70,227; Old Dutch Farms, $65,960; and Park of the Four Seasons, $113,062. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $128,094 for performing local property management, data processing and investor relations services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a)  Financial Statements

     The following financial statements and related documents are filed with this Report:

          (1)  Report of Independent Certified Public Accountants

          (2) Balance Sheets as of December 31, 1997 and 1996 and Statements of Income for the fiscal years ended December 31, 1997, 1996 and 1995

          (3) Statements of Partners' Equity for the fiscal years ended December 31, 1997, 1996 and 1995

          (4) Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995

          (5) Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 1997, 1996 and 1995

     (b)  Reports on Form 8-K

     The Partnership did not file any Forms 8-K during the fourth quarter of 1997.

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

     The following exhibits are attached to this Report:

     3(c) Certificate of Amendment to the Certificate of Limited Partnership for the Partnership (originally filed with Form 10-Q for the fiscal quarter ended June 30, 1986).

     4 Form of Certificate of Limited Partnership Interest in the Partnership (As last submitted with Form 10-K for the fiscal year ended December 31, 1992 and originally filed with Form 10-K for the fiscal year ended December 31, 1986)

     10(c) Contingent Purchase Price Agreement between the Partnership, Aztec
           Estates (As last submitted with Form 10-K for the fiscal year ended December 31, 1992 and originally filed with Form 10-K for the fiscal year ended December 31, 1987)

     10(d) Contingent Purchase Price Agreement between the Partnership and
           O.D.F. Mobile Home Park (As last submitted with Form 10-K for the fiscal year ended December 31, 1992 and originally filed with Form 10-K for the fiscal year ended December 31, 1987)

     10(e) Contingent Purchase Price Agreement between the Partnership and The
           Park of the Four Seasons (As last submitted with Form 10-K for the fiscal year ended December 31, 1992 and originally filed with Form 10-K for the fiscal year ended December 31, 1987)

     27    Financial Data Schedule

     28 Letter summary of the estimated fair market values of the Partnership's four manufactured housing communities, as of March 1, 1998.

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

                                   Uniprop Manufactured Housing Communities
                                     Income Fund, a Michigan Limited Partnership

                                   BY:  P.I. Associates Limited Partnership,
                                        General Partner

Dated: March 31, 1998                   BY: /s/ Paul M. Zlotoff
                                            --------------------------------
                                               Paul M. Zlotoff, General Partner

                                   BY:  GP P.I. Associates Corp.

                                        BY: /s/ Paul M. Zlotoff
                                           ---------------------------------
                                           Paul M. Zlotoff, President

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Uniprop Manufactured Housing
 Communities Income Fund
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.

                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 12, 1998

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------
December 31,                                                 1997           1996
--------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
  Buildings and improvements                         $ 23,862,182   $ 22,128,664
  Land                                                  5,280,000      5,280,000
  Manufactured homes and improvements                     668,108        538,914
  Furniture and equipment                                 117,847        101,700
--------------------------------------------------------------------------------
                                                       29,928,137     28,049,278
  Less accumulated depreciation                         8,805,795      7,989,565
--------------------------------------------------------------------------------
NET PROPERTY AND EQUIPMENT                             21,122,342     20,059,713

Cash                                                      649,137        640,086
Unamortized financing costs                               796,547              -
Other assets (Note 3)                                     484,407        607,756
--------------------------------------------------------------------------------
                                                     $ 23,052,433   $ 21,307,555
================================================================================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Note payable (Note 2)                                $ 33,355,940   $          -
Line-of-credit (Note 4)                                   358,916        495,300
Accounts payable                                          116,066        110,583
Other liabilities (Note 5)                                891,073        991,619
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                      34,721,995      1,597,502
--------------------------------------------------------------------------------
PARTNERS' EQUITY (DEFICIT)
  Class A limited partners                             (9,509,936)    11,438,140
  Class B limited partners                               (897,721)     8,874,775
  General partner                                      (1,261,905)      (602,862)
--------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY (DEFICIT)                      (11,669,562)    19,710,053
--------------------------------------------------------------------------------
                                                     $ 23,052,433   $ 21,307,555
================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


--------------------------------------------------------------------------------
Year Ended December 31,                  1997          1996            1995
--------------------------------------------------------------------------------
INCOME
  Rental                             $7,821,138      $7,490,744     $7,183,229
  Interest                               73,543          30,760         28,057
  Other                                 340,223         229,854        290,935
--------------------------------------------------------------------------------
                                      8,234,904       7,751,358      7,502,221
--------------------------------------------------------------------------------
OPERATING EXPENSES
  Property operations                 2,354,635       2,386,289      2,252,437
  Administrative (Note 6)               994,698         785,186        665,407
  Depreciation and amortization         891,138         784,742        783,827
  Property taxes                        792,452         820,688        811,360
  Interest                            2,142,196              --             --
--------------------------------------------------------------------------------
                                      7,175,119       4,776,905      4,513,031
--------------------------------------------------------------------------------
NET INCOME                           $1,059,785      $2,974,453     $2,989,190
================================================================================
INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 8)
    Class A                          $       17      $       69     $       69
    Class B                          $       52      $      100     $      100

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 8)
      Class A                        $    1,052      $      100     $      100
      Class B                        $    1,052      $      100     $      100

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
      Class A                            20,230          20,230         20,230
      Class B                             9,770           9,770          9,770

NET INCOME ALLOCABLE TO
  GENERAL PARTNER                    $  211,957      $  600,712     $  612,411

DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                    $  871,000      $  600,000     $  595,000
================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                      Class A           Class B
                                                    General           Limited           Limited
                                                    Partner           Partners          Partners              TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1995                       $   (620,985)    $   12,687,620      $  8,874,775    $    20,941,410

Distributions to partners                          (595,000)        (2,023,000)         (977,000)        (3,595,000)

Net income for the year                             612,411          1,399,779           977,000          2,989,190
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                         (603,574)        12,064,399         8,874,775         20,335,600

Distributions to partners                          (600,000)        (2,023,000)         (977,000)        (3,600,000)

Net income for the year                             600,712          1,396,741           977,000          2,974,453
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                         (602,862)        11,438,140         8,874,775         19,710,053

Distributions to partners                          (871,000)       (21,287,624)      (10,280,776)       (32,439,400)

Net income for the year                             211,957            339,548           508,280          1,059,785
-------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                     $ (1,261,905)    $   (9,509,936)     $   (897,721)   $   (11,669,562)
===================================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



Year Ended December 31,                                                  1997               1996               1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    1,059,785     $    2,974,453     $    2,989,190
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                                      826,638            784,742            783,827
    Amortization                                                       64,500                  -                  -
    (Gain) loss on disposals of property and equipment                (86,216)            38,386            (34,074)
    (Increase) decrease in other assets                               123,349             82,721           (274,628)
    Increase (decrease) in accounts payable                             5,483            (59,630)            78,297
    Increase (decrease) in other liabilities                         (100,546)            18,077             28,090
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,892,993          3,838,749          3,570,702
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Payment of contingent purchase price                             (1,500,000)                 -                  -
  Purchase of property and equipment                                 (956,133)          (726,175)          (564,061)
  Proceeds from disposals of property and equipment                   653,082            506,758            475,645
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (1,803,051)          (219,417)           (88,416)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from note payable                                       33,500,000                  -                  -
  Distributions to partners                                       (32,439,400)        (3,600,000)        (3,595,000)
  Payment for financing costs                                        (861,047)                 -                  -
  Repayment of note payable                                          (144,060)                 -                  -
  Net advances (payments) under line of credit                       (136,384)           152,090            208,210
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                 (80,891)        (3,447,910)        (3,386,790)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                    9,051            171,422             95,496

CASH, at beginning of year                                            640,086            468,664            373,168
-------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                           $      649,137     $      640,086     $      468,664
===================================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

                    FAIR VALUE OF FINANCIAL INSTRUMENTS

                    The carrying amounts of the Partnership's financial instruments, which consist of the line of credit and note payable, approximate their fair values.

                    PROPERTY AND EQUIPMENT

                    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:



                    Building and improvements                           30 years
                    Manufactured homes and improvements                 30 years
                    Furniture and equipment                           3-10 years

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                    Accumulated depreciation for tax purposes was $10,060,608 and $9,169,549 as of December 31, 1997 and 1996,
                    respectively.

                    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1997.

                    FINANCING COSTS

                    As a result of management's present intent to refinance the note payable after ten years, costs to obtain the 1997 financing (see Note 2) are amortized over a ten-year period.

                    INCOME TAXES

                    Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

2.  NOTE PAYABLE    On March 24, 1997, the Partnership entered into a
                    $33,500,000 note payable agreement. The borrowings are secured by mortgages on the Partnership's properties and the assignment of all current and future leases and rents. The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through June 2007; thereafter, the interest rate will be adjusted based on the provisions of the note agreement. The loan may be prepaid without penalty beginning in January 2007. These are certain requirements and restrictions contained in the note payable agreement. The
                    Partnership is in compliance with these requirements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                    The proceeds of the note were used primarily to return to the limited partners their original $30,000,000 capital contribution, to pay certain amounts to the general partner and affiliates of the general partner as described in Notes 6 and 8, and to pay related financing costs.

                    Future maturities on the note payable for the next five years are as follows:
                    1998 - $230,000; 1999 - $250,000; 2000 - $265,000; 2001 -
                    $295,000; and 2002 - $320,000.

3.  OTHER ASSETS    At December 31, 1997 and 1996, "Other assets" included cash of $211,000 and $171,000, respectively, in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

4.  LINE-OF-CREDIT  The Partnership currently has an unsecured $600,000 revolving line-of-credit agreement with a bank. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 1997 was 7.54%.

5.  OTHER           Other liabilities consisted of:
    LIABILITIES

                    December 31,                          1997              1996
                    ------------------------------------------------------------
                    Tenants' security deposits       $ 505,166         $ 483,809
                    Accrued interest                   157,786                 -
                    Accrued property taxes              81,584           496,898
                    Other                              146,537            10,912
                    ------------------------------------------------------------

                    TOTAL                            $ 891,073         $ 991,619
                    ============================================================

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


6.  RELATED PARTY   MANAGEMENT AGREEMENT
    TRANSACTIONS
                    The Partnership has an agreement with an affiliate of the general partner to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

                    REPORT OF FEES

                    During the years ended December 31, 1997, 1996 and 1995, the affiliate earned property management fees of $404,514, $387,855 and $371,984, respectively, as permitted in the Agreement of Limited Partnership. These operating expenses are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $9,230 and $6,945 by the affiliate at December 31, 1997 and 1996, respectively.

                    Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amounts of $128,094, $130,321 and $105,798, in 1997, 1996 and 1995, respectively, to perform local property management and investor relations services for the Partnership.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                    Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in
                    Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. As a result, $1,500,000 of the proceeds from the financing transaction were used to make a partial payment on the contingent purchase price. This amount has been capitalized as "Buildings and Improvements" in the accompanying December 31, 1997 balance sheet. Management estimates that the total remaining contingent purchase price at December 31, 1997 is approximately $1,970,000. Additional amounts to be paid, if any, would depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 1997.

                    FINANCING COSTS

                    As part of the financing transaction described in Note 2, the Partnership paid approximately $335,000 in financing costs to an affiliate of the general partner.

7.  RECONCILIATION
    OF FINANCIAL
    INCOME AND
    TAXABLE
    INCOME

                    Year Ended December 31,                   1997           1996          1995
                    ---------------------------------------------------------------------------
                    Income per the financial
                      statements                       $ 1,059,785    $ 2,974,453   $ 2,989,190

                    Adjustments to depreciation
                      for difference in methods            (74,828)       (69,114)      (68,563)

                    Adjustments for prepaid rent,
                      meals and entertainment                3,379          7,468        (2,877)
                    ---------------------------------------------------------------------------
                    Income Per The Partnership's
                      Tax Return                       $   988,336    $ 2,912,807   $ 2,917,750
                    ===========================================================================

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



8.  PARTNERS'       Subject to the orders of priority under certain specified
    CAPITAL         conditions more fully described in the Agreement of Limited
                    Partnership (as amended on February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                    DISTRIBUTIONS

                    Net cash from operations (generally defined in the Agreement as net income plus depreciation and amortization) is to be distributed first to the limited partners until they have received their 10% preferred return plus any shortfall in their 9% cumulative return. Second, the general partner will receive a Partnership Management Distribution equal to .25% quarterly of the appraised value of the properties of the Partnership (equal to $532,000 annually based on current appraisals). Thereafter, remaining net cash from operations is to be distributed 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

                    The Partnership Management Distribution and the Incentive Management Interest represent payment for managing the Partnership's affairs. At December 31, 1997, the general partner had earned but not yet received a Partnership Management Distribution and an Incentive Management Interest of approximately $133,000 and $195,000, respectively. These amounts are not yet considered payable at 1997 year-end; they will be charged to the general partner's capital account when paid.

                    At December 31, 1996, the general partner had earned but not yet received an Incentive Management Interest of $605,000. This $605,000 was paid in 1997 from a portion of the proceeds of the financing transaction described in Note 2.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


9.  SUPPLEMENTAL    Cash paid for interest totaled approximately $1,984,000,
    CASH FLOW       $35,000 and $15,000 in 1997, 1996 and 1995, respectively.
    INFORMATION

                                                    UNIPROP MANUFACTURED HOUSING
                                                         COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1997
--------------------------------------------------------------------------------

       Column A              Column B               Column C                        Column D
------------------------   -----------   ------------------------------  ------------------------------
                                                                                                  Costs
                                                                                            Capitalized
                                                                                          Subsequent to
                                                  Initial Cost                              Acquisition
                                         ------------------------------  ------------------------------
                                                          Buildings and                   Buildings and
Description                Encumbrance          Land       Improvements         Land       Improvements
-------------------------------------------------------------------------------------------------------
Aztec Estates
 (Margate, FL)             $12,612,418   $ 2,199,868       $ 8,799,475   $        --        $   771,636
Kings Manor
 (Ft. Lauderdale, FL)        6,399,844       847,923         3,391,694            --            362,248
Park of the Four Seasons
 (Blaine, MN)                8,641,438     1,508,121         6,032,483            --            675,876
Old Dutch Farms
 (Novi, MI)                  5,702,240       724,088         2,896,348            --            932,422
--------------------------------------------------------------------------------------------------------
                           $33,355,940   $ 5,280,000       $21,120,000   $        --        $ 2,742,182
========================================================================================================



       Column A                             Column E                     Column F        Column G      Column H
------------------------   ------------------------------------------  -------------     --------   ---------------


                                 Gross Amount at Which Carried                                        Life on Which
                                       at Close of Period                                           Depreciation in
                           ------------------------------------------                                 Latest Income
                                          Buildings and                 Accumulated          Date      Statement is
Description                       Land     Improvements         Total  Depreciation      Acquired          Computed
-------------------------------------------------------------------------------------------------------------------
Aztec Estates
 (Margate, FL)             $ 2,199,868      $ 9,571,111   $11,770,979   $ 3,591,064          1986          30 years
Kings Manor
 (Ft. Lauderdale, FL)          847,923        3,753,942     4,601,865     1,388,190          1986          30 years
Park of the Four Seasons
 (Blaine, MN)                1,508,121        6,708,359     8,216,480     2,438,518          1986          30 years
Old Dutch Farms
 (Novi, MI)                    724,088        3,828,770     4,552,858     1,293,701          1986          30 years
-------------------------------------------------------------------------------------------------------------------
                           $ 5,280,000      $23,862,182   $29,142,182   $ 8,711,473
===================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                         COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 1997

--------------------------------------------------------------------------------


1.  RECONCILIATION OF    The following table reconciles buildings and
    BUILDINGS AND        improvements from January 1, 1995 to December 31, 1997:
    IMPROVEMENTS

                                                               1997         1996         1995
                         --------------------------------------------------------------------
                         BALANCE, at January 1          $22,128,664  $22,087,145  $22,033,371

                         Partial payment of contingent
                           purchase price                 1,500,000           --           --

                         Additions to buildings and
                           improvements                     233,518       41,519       53,774
                         --------------------------------------------------------------------

                         BALANCE, at December 31        $23,862,182  $22,128,664  $22,087,145
                         ====================================================================

                         There were no additions to land during this three-year period.

2.  RECONCILIATION OF    The following table reconciles the accumulated
    ACCUMULATED          depreciation from January 1, 1995 to December 31, 1997:
    DEPRECIATION

                                                         1997        1996         1995
                         -------------------------------------------------------------
                         BALANCE, at January 1     $7,905,581  $7,142,041   $6,377,185

                         Current year
                           depreciation expense       805,892     763,540      764,856
                         -------------------------------------------------------------

                         BALANCE, at December 31   $8,711,473  $7,905,581   $7,142,041
                         =============================================================

3.  TAX BASIS OF         The aggregate cost of buildings and improvements for
    BUILDINGS AND        federal income tax purposes is equal to the cost basis
    IMPROVEMENTS         used for financial statement purposes.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION                   METHOD OF FILING               PAGE
------         -----------                   ----------------               ----
3(a)           Amended Certificate of        Incorporated by
               Limited Partnership for       reference to the S-11
               the Partnership               Registration Statement
                                             of the Partnership
                                             filed June 4, 1985, as
                                             amended on August 1,
                                             1985 and September 11,
                                             1985 ("Registration
                                             Statement").

3(b)           Agreement of Limited          Incorporated by
               Partnership for the           reference to the
               Partnership                   Registration Statement.

3(c)           Certificate of                Incorporated by
               Amendment to the              reference to Form 10-K
               Certificate of Limited        for fiscal year ended
               Partnership for the           December 31, 1992.
               Partnership (originally
               filed with Form 10-Q
               for the fiscal quarter
               ended June 30, 1986).

3(d)           First Amendment to            Incorporated by
               Agreement of Limited          reference to Form 10-K
               Partnership                   for the fiscal year
                                             ended December 31,
                                             1996.

3(e)           Second Amendment to           Incorporated by
               Agreement of Limited          reference to Form 10-K
               Partnership                   for the fiscal year
                                             ended December 31,
                                             1996.

4              Form of Certificate of        Filed herewith. Under
               Limited Partnership           cover of Form SE
               Interest in the
               Partnership (originally
               filed with Form 10-K
               for the fiscal year
               ended December 31,
               1986).

10(a)          Form of Management            Incorporated by
               Agreement between the         reference to the
               Partnership and               Registration Statement.
               Uniprop, Inc.

10(b)          Form of Consulting            Incorporated by
               Agreement between the         reference to the
               Partnership, the              Registration Statement.
               General Partner and
               Consultant

10(c)          Contingent Purchase           Filed herewith. Under
               Price Agreement between       cover of Form SE
               the Partnership, Aztec
               Estates, Ltd., and
               Kings Manor Associates
               (originally filed with
               Form 10-K for the
               fiscal year ended
               December 31, 1987)

10(d)          Contingent Purchase           Filed herewith. Under
               Price Agreement between       cover of Form SE
               the Partnership and
               O.D.F. Mobile Home Park
               (originally filed with
               Form 10-K for the
               fiscal year ended
               December 31, 1987

10(e)          Contingent Purchase           Filed herewith. Under
               Price Agreement between       cover of Form SE
               the Partnership and The
               Park of the Four
               Seasons (originally
               filed with Form 10-K
               for the fiscal year
               ended December 31,
               1987)

27             Financial Data Schedule       Filed herewith.

28             Letter summary of the         Filed herewith.
               estimated fair market
               values of the
               Partnership's four
               manufactured housing
               communities, as of
               March 1, 1998