Form 10-Q
period 1998-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1998-05-15
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998             Commission File No. 0-15940



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

                                      INDEX


                                                                                                Page
PART I                              FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 1998 (Unaudited) and
                  December 31, 1997                                                              3

                  Statements of Income
                  Three months ended March 31, 1998
                  and 1997                                                                       4

                  Statements of Cash Flows
                  Three months ended March 31, 1998
                  and 1997 (Unaudited)                                                           5

                  Notes to Financial Statements
                  March 31, 1998 (Unaudited)                                                     6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                  7

PART II                             OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                               10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                        A MICHIGAN LIMITED PARTNERSHIP

                                BALANCE SHEETS


ASSETS                                                            MARCH 31, 1998  DECEMBER 31, 1997
                                                                  --------------  -----------------
                                                               (Unaudited)
Properties:
  Land                                                               $ 5,280,000     $ 5,280,000
  Buildings And Improvements                                          23,866,913      23,862,182
  Manufactured Homes                                                     658,226         668,108
  Furniture And Fixtures                                                 120,945         117,847
                                                                      29,926,084      29,928,137

  Less Accumulated Depreciation                                        9,012,795       8,805,795
                                                                     -----------     -----------
                                                                      20,913,289      21,122,342

Cash And Cash Equivalents                                                734,789         649,137
Unamortized Finance Costs                                                775,228         796,547
Other Assets                                                             595,795         484,407
                                                                     -----------     -----------
Total Assets                                                         $23,019,101     $23,052,433
                                                                     ===========     ===========

LIABILITIES                                                  MARCH 31, 1998       DECEMBER 31, 1997
                                                             --------------       -----------------
                                                               (Unaudited)

Line of Credit                                                      $    434,916    $    358,916
Accounts Payable                                                          72,147         116,066
Mortgage Payable (3)                                                  33,288,462      33,355,940
Other Liabilities                                                      1,009,053         891,073
                                                                    ------------    ------------
Total Liablities                                                    $ 34,804,578    $ 34,721,995

Partners' Equity:
  General Partner                                                     (1,335,054)     (1,261,905)
  Class A Limited Partners                                            (9,552,702)     (9,509,936)
  Class B Limited Partners                                              (897,721)       (897,721)
                                                                    ------------    ------------
Total Partners' Equity                                               (11,785,477)    (11,669,562)
                                                                    ------------    ------------
Total Liabilities And
  Partners' Equity                                                  $ 23,019,101    $ 23,052,433
                                                                    ============    ============



                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP


                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                             MARCH 31, 1998        MARCH 31, 1997
                                             --------------        --------------
    Income:
      Rental Income                             $1,991,887           $1,937,285
      Other                                         89,980               70,669
                                                ----------           ----------
    Total Income                                $2,081,867           $2,007,954
                                                ==========           ==========
    Operating Expenses:
      Administrative Expenses
      (Including $103,376 And $99,694
       In Property Management Fees Paid
      To An Affliate For The  Three  Month
      Period Ended March 31, 1998 and 1997
       Respectively)                               479,388              432,153
      Property Taxes                               207,405              211,145
      Utilities                                    112,356              111,205
      Property Operations                          259,633              206,370
      Depreciation And Amortization                228,500              196,186
      Interest                                     702,500                    0
                                                ----------           ----------

    Total Operating Expenses                    $1,989,782           $1,157,059
                                                ==========           ==========
    Net Income                                  $   92,085           $  850,895
                                                ==========           ==========
    Income Per Limited Partnership Unit:
      Class A                                   $     0.00           $    18.00
      Class B                                   $     2.00           $    25.00

    Distribution Per Limited Partnership Unit
      Class A                                   $     2.00           $ 1,025.00
      Class B                                   $     2.00           $ 1,025.00

    Weighted Average Number Of Limited
      Partnership Units Outstanding
        Class A                                     20,230               20,230
        Class B                                      9,770                9,770



                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                       A  MICHIGAN LIMITED PARTNERSHIP



                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                         MARCH 31, 1998   MARCH 31, 1997
                                                         --------------   --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                       $     92,085    $    850,895

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                 207,000         196,186
  Amortization                                                  21,500               0
(Increase) Decrease In Other Assets From Operations           (111,569)     (1,116,150)
  Increase  (Decrease) In Accounts Payables                    (43,919)        (68,164)
  Increase (Decrease) Other Liabilities From Operations        117,980        (285,837)
                                                          ------------      ----------
Total Adjustments                                              190,992      (1,273,965)
                                                          ------------      ----------
  Net Cash Provided By (Used In)
      Operating Activities                                     283,077        (423,070)
                                                          ------------      ----------
Cash Flows From Investing Activities:
  Capital Expenditures                                           2,053         (51,613)
  Funds From Line of Credit                                     76,000         104,700
                                                          ------------       ---------
  Net Cash Provided By (Used In)
      Investing Activities                                      78,053          53,087
                                                          ------------       ---------
Cash Flows From Financing Activities:
  Funds from Mortgage                                                0      33,500,000
  Distributions To Partners                                   (208,000)     (1,355,000)
  Return of Capital                                                  0     (30,000,000)
  Principal Payments on Mortgage                               (67,478)              0
                                                          ------------     -----------
Net Cash Provided By (Used In)
  Financing Activities                                        (275,478)      2,145,000
                                                          ------------     -----------
Increase (Decrease) In Cash                                     85,652       1,775,017

Cash, Beginning                                                649,137         640,086
                                                          ------------    ------------
Cash, Ending                                              $    734,789    $  2,415,103
                                                          ============    ============


                        See Notes to Financial Statements
                                        5

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1998 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1998, the related statements of income and statements of cash flow for the periods ended March 31, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:


                                                              THREE MONTHS ENDED
                                                     MARCH 31, 1998                     MARCH 31, 1997
                                                     --------------                     --------------

PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                                        $103,376                            $99,694

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). It secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit.

Liquidity

As a result of the Financing, the Partnership's four properties are mortgaged. At the time of the Financing, the aggregate principal amounts due under the four mortgage notes was $33,500,000 and the aggregate fair market value of the Partnership's mortgaged properties was $53,200,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least ten years. The General Partner may elect to have the Partnership own the properties for as long as, if, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $600,000 line of credit with First of America Bank. The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 1998 was 5.69%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 1998, the oustanding balance on the line of credit was $434,916.

The total funds provided by operations and available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 1998 amounted to $320,585. The amount available during the same period in 1997 was $1,047,081. The significant decrease in cash available for distributions is a result of the Partnership now having mortgage debt, which it did not have in place at the end of the quarter ending March 31, 1997.

The quarterly Partnership Management Distribution due and paid to the General Partner for the first quarter was $139,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($55,800,000 x
 .01 = $558,000 / 4 = $139,500)

The cash available after payment of the Partnership Management Distribution amounted to $181,085. From this amount, the General Partner elected to make a total distribution of $75,000 for the first quarter of 1998, 80.0% or $60,000 was paid to the Limited Partners and 20.0% or $15,000 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 1998, the Partnership added $106,085 to reserves. During the same quarter in 1997, the Partnership added $198,681 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.5% (1,779/1,824 sites) at the end of March 1998, versus 97.4% a year ago. The average monthly rent in March 1998 was approximately $394, or 3.1% more than the $382 average monthly rent in March 1997.

                                            Total             Occupied          Occupancy        Average
                                            Capacity          Sites             Rate             Rent
Aztec Estates                               645               622               96.4%            $441
Kings Manor                                 314               303               96.5              422
Old Dutch Farms                             293               285               97.3              393
Park of the Four Seasons                    572               569               99.5              334
                                            ---               ---               ----             ----

Total on 3/31/98:                           1,824             1,779             97.5%            $394
Total on 3/31/97:                           1,824             1,777             97.4%            $382


                                                      GROSS REVENUES                        NET OPERATING
                                                                                               INCOME
                                                  3/31/98        3/31/97             3/31/98              3/31/97
Aztec Estates                               $     792,047     $   784,746        $    408,877         $   426,951
Kings Manor                                       362,743         342,139             217,620             214,760
Old Dutch Farms                                   337,100         315,840             220,489             205,820
Park of the Four Seasons                          582,587         554,821             379,452             335,020
                                            -------------     -----------        ------------         -----------
                                                2,074,477     $ 1,997,546           1,226,438         $ 1,182,551

Partnership Management:                             7,390          10,408            (115,183)            (95,167)

Other Non Recurring expenses:                       -----           ----              (88,170)            (40,303)

Debt Service                                                                         (702,500)               -0-

Depreciation and Amortization                       -----           ----             (228,500)           (196,186)
                                            -------------     -----------        ------------         -----------

                                            $   2,081,867     $ 2,007,954        $     92,085         $   850,895
                                            =============     ===========        ============         ===========


COMPARISON OF QUARTER ENDED MARCH 31, 1998 TO QUARTER ENDED MARCH 31, 1997

Gross revenues increased $73,913, or 3.7%, to $2,081,867 in 1998, as compared to $2,007,954 in 1997. The increase was the result of the increase in average monthly rents and an increase in overall occupancy. (See table on previous page.)

Operating expenses increased $832,723, or 72%, to $1,989,782 in 1998, as compared to $1,157,059 in 1997. The increase was primarily the result of $702,500 in interest expense for the mortgage debt on the Partnership's properties, which was not in place as of the end of the first quarter of 1997. Additionally, partnership management costs increased $20,016, or 21%, to $115,183 in 1998, as compared to $95,167 in 1997. The increase was the result of higher Partnership legal expenses. Property operation costs increased $53,263, or 25.8%, to $259,633 in 1998, as compared to $206,370 in 1997. The increase was the result of approximately $32,000 in non-recurring expenses at two of the Partnership's properties.

As a result of the foregoing factors, net income decreased to $92,085 as of March 31, 1998 from $850,895 as of March 31, 1997.


MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $115,183. Gross expenses of $122,573 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $7,390 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's first quarter were $95,167, $105,575 and $10,408, respectively.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS OF FORM 8-K

                           (a) Exhibits

                             Exhibit Number                  Description
                             --------------            -----------------------
                                  27                   Financial Data Schedule

                          (b) Reports of Form 8-K
                                  There were no reports filed on Form 8-K during the three months ended March 31, 1998.


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


Dated: May 15, 1998

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                              DESCRIPTION                                 PAGE
--------------                              -----------                                 ----
        27                          Financial Data Schedule
