Form 10-Q
period 1998-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1998-08-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998             Commission File No. 0-15940



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

                                      INDEX


                                                                      Page

PART I                              FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 1998 (Unaudited) and
                  December 31, 1997                                     3

                  Statements of Income
                  Six months ended June 30, 1998
                  and 1997 and Three months ended
                  June 30, 1998 and 1997 (unaudited)                    4

                  Statements of Cash Flows
                  Six months ended June 30, 1998
                  and 1997 (Unaudited)                                  5

                  Notes to Financial Statements
                  June 30, 1998 (Unaudited)                             6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                         7

PART II                             OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                      10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                             A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                               JUNE 30, 1998   DECEMBER 31, 1997
                                                                     -------------   -----------------
                                                                      (UNAUDITED)
Properties:
  Land                                                               $  5,280,000    $  5,280,000
  Buildings And Improvements                                           23,893,423      23,862,182
  Manufactured Homes                                                      727,420         668,108
  Furniture And Fixtures                                                  120,945         117,847
                                                                     ------------    ------------
                                                                       30,021,788      29,928,137

  Less Accumulated Depreciation                                         9,219,095       8,805,795
                                                                     ------------    ------------
                                                                       20,802,693      21,122,342

Cash And Cash Equivalents                                                 788,177         649,137
Unamortized Finance Costs                                                 753,548         796,547
Other Assets                                                              682,862         484,407
                                                                     ------------    ------------
Total Assets                                                         $ 23,027,280    $ 23,052,433
                                                                     ------------    ------------

LIABILITIES                                                          JUNE 30, 1998   DECEMBER 31, 1997
                                                                     -------------   -----------------
                                                                      (UNAUDITED)

Line of Credit                                                       $    469,523    $    358,916
Accounts Payable                                                           72,164         116,066
Mortgage Payable                                                       33,234,751      33,355,940
Other Liabilities                                                       1,119,397         891,073
                                                                     ------------    ------------

Total Liablities                                                     $ 34,895,835    $ 34,721,995

Partners' Equity:
  General Partner                                                      (1,380,352)     (1,261,905)
  Class A Limited Partners                                             (9,590,482)     (9,509,936)
  Class B Limited Partners                                               (897,721)       (897,721)

Total Partners' Equity                                                (11,868,555)    (11,669,562)
                                                                     ------------    ------------

Total Liabilities And
  Partners' Equity                                                   $ 23,027,280    $ 23,052,433
                                                                     ------------    ------------

                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                                             SIX MONTHS ENDED                       THREE MONTHS ENDED
   (UNAUDITED)                                          JUNE 30, 1998      JUNE 30, 1997         JUNE 30, 1998      JUNE 30, 1997
                                                        -------------      -------------         -------------      -------------
Income:
  Rental Income                                           $3,988,692        $3,895,925            $1,996,805         $1,958,640
  Other                                                      189,037           199,682                99,057            129,013
                                                          ----------        ----------            ----------         ----------
Total Income                                              $4,177,729        $4,095,607            $2,095,862         $2,087,653
                                                          ----------        ----------            ----------         ----------

Operating Expenses:
  Administrative Expenses
  (Including $207,999, $201,509, $104,623, And $101,545
   In Property Management Fees Paid
  To An Affliate For The  Six and Three  Month
  Periods Ended June 30, 1998 and 1997
   Respectively)                                             913,938           845,826               434,550            413,673
  Property Taxes                                             414,780           415,866               207,375            204,721
  Utilities                                                  236,488           236,958               124,132            125,753
  Property Operations                                        529,856           462,348               270,223            255,978
  Depreciation And Amortization                              456,300           413,898               227,800            217,712
  Interest                                                 1,402,860           758,797               700,360            758,797
                                                          ----------        ----------            ----------         ----------

Total Operating Expenses                                  $3,954,222        $3,133,693            $1,964,440         $1,976,634
                                                          ----------        ----------            ----------         ----------

Net Income                                                $  223,507        $  961,914            $  131,422         $  111,019
                                                          ----------        ----------            ----------         ----------

Income Per Limited Partnership Unit:
  Class A                                                 $     0.02        $    28.00            $     0.02         $    10.00
  Class B                                                 $     4.00        $    48.28            $     2.00         $    23.00

Distribution Per Limited Partnership Unit
  Class A                                                 $     4.00        $    48.00            $     2.00         $    23.00
  Class B                                                 $     4.00        $    48.00            $     2.00         $    23.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                   20,230            20,230                20,230             20,230
    Class B                                                    9,770             9,770                 9,770              9,770




                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP





STATEMENTS OF CASH FLOWS
      (UNAUDITED)
                                                                 SIX MONTHS ENDED
                                                           JUNE 30, 1998   JUNE 30, 1997
                                                           -------------   -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                         $ 223,507      $    961,914

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                413,300           392,372
  Amortization                                                 43,000            21,526
(Increase) Decrease In Other Assets From Operations          (198,456)       (1,235,424)
  Increase  (Decrease) In Accounts Payables                   (43,902)           (3,313)
  Increase (Decrease) Other Liabilities From Operations       228,324            77,541
                                                            ---------      ------------

Total Adjustments                                             442,266          (747,298)
                                                            ---------      ------------
    Net Cash Provided By (Used In)
      Operating Activities                                    665,773           214,616
                                                            ---------      ------------

Cash Flows From Investing Activities:
  Capital Expenditures                                        (93,651)       (1,610,218)
   Funds From Line of Credit                                  110,607           104,700
                                                            ---------      ------------

    Net Cash Provided By (Used In)
      Investing Activities                                     16,956        (1,505,518)
                                                            ---------      ------------

Cash Flows From Financing Activities:
   Funds from Mortgage                                              0        33,500,000
  Distributions To Partners                                  (422,500)       (2,053,400)
  Return of Capital                                                 0       (30,000,000)
  Principal Payments on Mortgage                             (121,189)          (35,295)
                                                            ---------      ------------

Net Cash Provided By (Used In)
  Financing Activities                                       (543,689)        1,411,305
                                                            ---------      ------------

Increase (Decrease) In Cash                                   139,040           120,403

Cash, Beginning                                               649,137           640,086
                                                            ---------      ------------

Cash, Ending                                                $ 788,177      $    760,489
                                                            ---------      ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1998, the related statements of income and statements of cash flow for the periods ended June 30, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                            SIX  MONTHS ENDED                        THREE MONTHS ENDED
                                    JUNE 30, 1998     JUNE 30, 1997             JUNE 30, 1998    JUNE 30, 1997
                                    -------------     -------------             -------------    -------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                   $207,999              $201,509                   $104,623       $101,545

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition, although it was expected that they could be disposed of earlier or later. All of the properties have been owned by the Partnership at least ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $600,000 line of credit with First of America Bank. The interest rate on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 1998 was 5.66%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 1998, the oustanding balance on the line of credit was $469,523.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 1998 amounted to $359,222. The amount available during the same period in 1997 was $328,731. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the second quarter was $139,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($55,800,000 x
 .01 = $558,000 / 4 = $139,500)

The cash available after payment of the Partnership Management Distribution of $139,500 from Net Cash from Operations was $219,722. From this amount, the General Partner elected to make a total distribution of $75,000 for the second quarter of 1998, 80.0% or $60,000 was paid to the Limited Partners and 20.0% or $15,000 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of June 30, 1998, the Partnership cash reserves amounted to $788,177. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.9% (1,786/1,824 sites) at the end of June 1998, versus 97.3% a year ago. The average monthly rent in June 1998 was approximately $395, or 3.1% more than the $383 average monthly rent in June 1997.


                                           Total           Occupied            Occupancy        Average
                                         Capacity            Sites               Rate             Rent

Aztec Estates                               645               625                96.9%          $  441
Kings Manor                                 314               305                97.1              422
Old Dutch Farms                             293               284                96.9              391
Park of the Four Seasons                    572               572               100.0              338
                                            ---               ---               -----           ------

Total on 6/30/98:                         1,824             1,786                97.9%          $  395
Total on 6/30/97:                         1,824             1,774                97.3%          $  383

                                        GROSS REVENUES               NET OPERATING
                                                                        INCOME
                                   6/30/98        6/30/97        6/30/98        6/30/97

Aztec Estates                   $   779,187    $   811,037    $   404,992    $   398,759
Kings Manor                         370,797        356,768        228,017        232,116
Old Dutch Farms                     346,621        328,828        230,513        223,535
Park of the Four Seasons            589,511        568,801        353,818        345,975
                                -----------    -----------    -----------    -----------
                                  2,086,116    $ 2,065,434      1,217,341    $ 1,200,385

Partnership Management:               9,746         22,219        (59,657)       (64,961)

Other Non Recurring expenses:         -----           ----        (98,101)       (47,896)

Debt Service                                                     (700,360)      (758,797)

Depreciation and Amortization         -----           ----       (227,800)      (217,712)
                                -----------    -----------    -----------    -----------

                                $ 2,095,862    $ 2,087,653    $   131,422    $   111,019


COMPARISON OF QUARTER ENDED JUNE 30, 1998 TO QUARTER ENDED JUNE 30, 1997

Gross revenues increased $8,209, to $2,095,862 in 1998, as compared to $2,087,653 in 1997. The increase in gross revenues is the result of higher overall occupancy and higher average rents at the Partnership's four communities (see table on previous page).

Administrative expenses increased $20,877, or 5.0% to $434,550 in 1998, as compared to $413,573 in 1997. The increase is the result of higher wages. Partnership management costs decreased $5,304, or 8.2%, to $59,657 in 1998, as compared to $64,961 in 1997. Property operation costs increased $14,245, or 5.6%, to $270,223 in 1998, as compared to $255,978 in 1997. The increase was the result of higher maintenance and marketing expense. Interest expense associated with the Partnership's mortgage debt decreased by $58,437, or 7.7%, to $700,360 in 1998, as compared to $758,797. The decrease is the result of the prepayment of interest in 1997.

As a result of the foregoing factors, net income increased to $131,422 for the quarter ended June 30, 1998 from $111,019 for the quarter ended June 30, 1997.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $59,657. Gross expenses of $69,403 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $9,746 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $64,961, $87,180 and $22,219, respectively.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS OF FORM 8-K

                           (a) Exhibits

                                 Exhibit Number                Description
                                 --------------                -----------
                                      27                 Financial Data Schedule

                           (b) Reports of Form 8-K
                                    There were no reports filed on Form 8-K
                                    during the three months ended June 30, 1998.


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


                                             Uniprop Manufactured Housing
                                             Communities Income Fund,
                                             A Michigan Limited Partnership

                                    BY:      P.I. Associates Limited
                                             Partnership, A Michigan Limited
                                             Partnership, its General Partner

                                    BY:      /s/ Paul M. Zlotoff
                                             -----------------------------------
                                             Paul M. Zlotoff, General Partner

                                    BY:      /s/ Gloria A. Koster
                                             -----------------------------------
                                             Gloria A. Koster, Principal
                                             Financial Officer



Dated: August 14, 1998

                                  EXHIBIT INDEX


EXHIBIT NUMBER                       DESCRIPTION                       PAGE
--------------                       -----------                       ----
     27                          Financial Data Schedule