Form 10-Q
period 1998-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1998-11-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998             Commission File No. 0-15940



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

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I   FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 1998 (Unaudited) and
                  December 31, 1997                                                       3

                  Statements of Income Nine months ended September 30, 1998 and
                  1997 and Three months ended
                  September 30, 1998 and 1997 (Unaudited)                                 4

                  Statements of Cash Flows
                  Nine months ended September 30, 1998
                  and 1997 (Unaudited)                                                    5

                  Notes to Financial Statements
                  September 30, 1998 (Unaudited)                                          6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                           7

PART II  OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                        10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                ------------------   -----------------
                                                                     (UNAUDITED)
Properties:
  Land                                                                $ 5,280,000     $ 5,280,000
  Buildings And Improvements                                           23,925,558      23,862,182
  Furniture And Fixtures                                                  120,945         668,108
  Manufactured Homes                                                      688,295         117,847
                                                                      -----------     -----------
                                                                       30,014,798      29,928,137

  Less Accumulated Depreciation                                         9,425,795       8,805,795
                                                                      -----------     -----------
                                                                       20,589,003      21,122,342

Cash And Cash Equivalents                                                 966,643         649,137
Unamortized Finance Costs                                                 732,048         796,547
Other Assets                                                              670,151         484,407
                                                                      -----------     -----------

Total Assets                                                          $22,957,845     $23,052,433
                                                                      ===========     ===========


LIABILITIES                                                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                ------------------   ----------------
                                                                      (UNAUDITED)


Line of Credit                                                       $    469,523    $    358,916
Accounts Payable                                                           93,368         116,066
Mortgage Payable                                                       33,179,842      33,355,940
Other Liabilities                                                       1,106,862         891,073
                                                                      -----------     -----------

Total Liablities                                                     $ 34,849,595    $ 34,721,995

Partners' Equity:
  General Partner                                                      (1,372,014)     (1,261,905)
  Class A Limited Partners                                             (9,622,015)     (9,509,936)
  Class B Limited Partners                                               (897,721)       (897,721)
                                                                      -----------     -----------

Total Partners' Equity                                                (11,891,750)    (11,669,562)
                                                                      -----------     -----------

Total Liabilities And
  Partners' Equity                                                   $ 22,957,845    $ 23,052,433
                                                                     ------------    ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                            NINE MONTHS ENDED               THREE MONTHS ENDED
    (UNAUDITED)                                         SEPT. 30, 1998   SEPT. 30, 1997   SEPT. 30, 1998  SEPT. 30, 1997
                                                        --------------   --------------   --------------  --------------
Income:
  Rental Income                                           $5,971,994       $5,863,350       $1,983,302       $1,967,425
  Other                                                      341,220          249,466          152,183           49,784
                                                          ----------       ----------       ----------       ----------

Total Income                                              $6,313,214       $6,112,816       $2,135,485       $2,017,209
                                                          ==========       ==========       ==========       ==========

Operating Expenses:
  Administrative Expenses
  (Including $312,361, $303,058, $104,362, And $101,549
   In Property Management Fees Paid
  To An Affiliate For The  Nine and Three  Month
  Periods Ended Sept. 30, 1998 and 1997
   Respectively)                                           1,351,728        1,256,942          437,790          411,116
  Property Taxes                                             622,152          622,512          207,372          206,646
  Utilities                                                  352,795          342,291          116,307          105,333
  Property Operations                                        785,211          699,210          255,355          236,862
  Depreciation And Amortization                              684,500          620,847          228,200          206,949
  Interest                                                 2,102,016        1,462,857          699,156          704,060
                                                          ----------       ----------       ----------       ----------

Total Operating Expenses                                  $5,898,402       $5,004,659       $1,944,180       $1,870,966
                                                          ==========       ==========       ==========       ==========

Net Income                                                $  414,812       $1,108,157       $  191,305       $  146,243
                                                          ==========       ==========       ==========       ==========

Income Per Limited Partnership Unit:
  Class A                                                 $     0.46       $    30.00       $     0.37       $     2.00
  Class B                                                 $     6.00       $    50.00       $     2.00       $     2.00

Distribution Per Limited Partnership Unit
  Class A                                                 $     6.00       $    50.00       $     2.00       $     2.00
  Class B                                                 $     6.00       $    50.00       $     2.00       $     2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
  Class A                                                     20,230           20,230           20,230           20,230
  Class B                                                      9,770            9,770            9,770            9,770

                        See Notes to Financial Statements
                                        4

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1998     SEPTEMBER. 30, 1997
                                                      ------------------     -------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                       $  414,812          $  1,108,157

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                               620,000               588,558
  Amortization                                                64,500                32,289
(Increase) Decrease In Other Assets From Operations         (185,745)           (1,191,028)
  Increase  (Decrease) In Accounts Payables                  (22,698)              (11,902)
  Increase (Decrease) Other Liabilities From Operations      215,789                82,128
                                                          ----------          ------------

Total Adjustments                                            691,846              (499,955)
                                                          ----------          ------------

    Net Cash Provided By (Used In)
      Operating Activities                                 1,106,658               608,202
                                                          ----------          ------------

Cash Flows From Investing Activities:
  Capital Expenditures                                       (86,661)           (1,758,258)
   Funds From Line of Credit                                 110,607               (64,818)
                                                          ----------          ------------

    Net Cash Provided By (Used In)
      Investing Activities                                    23,946            (1,823,076)
                                                          ----------          ------------

Cash Flows From Financing Activities:
   Funds from Mortgage                                             0            33,500,000
  Distributions To Partners                                 (637,000)           (2,113,400)
  Return of Capital                                                0           (30,000,000)
  Principal Payments on Mortgage                            (176,098)              (85,327)
                                                          -----------         ------------

Net Cash Provided By (Used In)
  Financing Activities                                      (813,098)            1,301,273
                                                          ----------          ------------

Increase (Decrease) In Cash                                  317,506                86,399

Cash, Beginning                                              649,137               640,086

Cash, Ending                                              $  966,643          $    726,485
                                                          ==========          ============


                        See Notes to Financial Statements
                                        5

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1998, the related statements of income and statements of cash flow for the periods ended September 30, 1998 and 1997 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                           NINE  MONTHS ENDED                          THREE MONTHS ENDED
                                    SEPT. 30, 1998    SEPT. 30, 1997            SEPT. 30, 1998   SEPT. 30, 1997
                                    --------------    --------------            --------------         --------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                      $312,361         $303,058                   $104,362         $101,549

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). The Partnership secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit.

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. Notwithstanding, that the properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition, all of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on such line of credit, floats 180 basis points above 1 month LIBOR, which on September 30, 1998 was 5.66%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of September 30, 1998, the outstanding balance on the line of credit was $469,523.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended September 30, 1998 amounted to $419,505. The amount available during the same period in 1997 was $353,192. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the second quarter was $139,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership.
($55,800,000 x .01 = $558,000 / 4 = $139,500)

The cash available, after payment of the Partnership Management Distribution of $139,500 from Net Cash from Operations, was $280,005. From this amount, the General Partner elected to make a total distribution of $75,000 for the third quarter of 1998, 80.0% or $60,000 was paid to the Limited Partners and 20.0% or $15,000 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 1998, the Partnership cash reserves amounted to $966,643. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 98.1% (1,790/1,824 sites) at the end of September 1998, versus 97.9% a year ago. The average monthly rent in September 1998 was approximately $396, or 3.1% more than the $384 average monthly rent in September 1997.

                                   Total          Occupied           Occupancy         Average
                                  Capacity          Sites              Rate             Rent
Aztec Estates                       645              628                97.4%            $441
Kings Manor                         314              304                96.8              422
Old Dutch Farms                     293              286                97.6              389
Park of the Four Seasons            572              572               100.0              343
                                    ---              ---               -----            -----

Total on 9/30/98:                 1,824            1,790                98.1%            $396
Total on 9/30/97:                 1,824            1,786                97.9%            $384

                                          GROSS REVENUES                       NET OPERATING
                                                                                  INCOME
                                       9/30/98       9/30/97            9/30/98             9/30/97
Aztec Estates                       $  825,133    $  728,660         $  402,763          $  397,097
Kings Manor                            363,761       353,653            220,337             217,509
Old Dutch Farms                        341,989       331,215            216,252             220,806
Park of the Four Seasons               593,453       598,273            364,050             357,412
                        -           ----------    ----------         ----------          ----------
                                     2,124,336     2,011,801          1,203,402           1,192,824

Partnership Management:                 11,149         5,408            (28,471)            (75,289)

Other Non Recurring expenses:            -----         -----            (56,271)            (60,283)

Debt Service                                                           (699,155)           (704,060)

Depreciation and Amortization            -----         -----           (228,200)           (206,949)
                                    ----------    ----------         ----------          ----------
                                    $2,135,485    $2,017,209         $  191,305          $  146,243

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1998
TO QUARTER ENDED SEPTEMBER 30, 1997

Gross revenues increased $118,276, or 5.9%, to $2,135,485 in 1998, as compared to $2,017,209 in 1997. The increase in gross revenues is the result of higher overall occupancy and higher average rents at the Partnership's four communities (see table on previous page).

Administrative expenses increased $26,674, or 6.5% to $437,790 in 1998, as compared to $411,116 in 1997. The increase is the result of higher wages and an increase in property management fees. Partnership management costs decreased $46,818, or 62.2%, to $28,471 in 1998, as compared to $75,289 in 1997. This decrease is due to the absence of legal/professional fees associated with the financing of the properties that was completed by the Partnership in 1997. Property operation costs increased $18,493, or 7.8%, to $255,355 in 1998, as compared to $236,862 in 1997. The increase was the result of higher maintenance and marketing expense.

As a result of the foregoing factors, net income increased to $191,305 for the quarter ended September 30, 1998 from $146,243 reported for the same period in 1997.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $28,471. Gross expenses of $39,620 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $11,149 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's third quarter were $75,289, $80,697 and $5,408, respectively.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

               (a) Exhibits

                     Exhibit Number          Description
                     --------------          -----------
                          27           Financial Data Schedule

               (b) Reports of Form 8-K
                     There were no reports filed on Form 8-K during the three months ended September 30, 1998.


                                   SIGNATURES
                                   ----------

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


                                  Uniprop Manufactured Housing
                                  Communities Income Fund,
                                  A Michigan Limited Partnership

                              BY: P.I. Associates Limited Partnership,
                                  A Michigan Limited Partnership,
                                  its General Partner

                              BY: /s/Paul M. Zlotoff
                                  ----------------------------------------------
                                  Paul M. Zlotoff, General Partner

                              BY: /s/Gloria A. Koster
                                  ----------------------------------------------
                                  Gloria A. Koster, Principal Financial Officer



Dated: November 13, 1998

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                 DESCRIPTION                           PAGE
--------------                 -----------                           ----

     27                   Financial Data Schedule