Form 10-K
period 1998-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1999-03-31
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998          Commission File No. 0-15940


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

                                 Yes [X]          No [ ]

As of March 1, 1999, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 1999 appraisal of Partnership properties) held by non-affiliates was approximately $16,393,514.


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

         The Partnership filed an S-11 Registration Statement (Registration No. 2-98180) in June 1985 which was declared effective by the Securities and Exchange Commission on September 24, 1985. The Partnership thereafter offered a maximum of 30,000 units of limited partnership interest representing capital contributions by the limited partners to the Partnership of $1,000 per unit (the "Units"). The sale of all 30,000 Units was completed in March 1986, generating $30 million of contributed capital to the Partnership.

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

         On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The interest rate on the financing is 8.24% and the term is 120 months. The loan is amortized over 360 months. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and expects to be able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than the distributions paid prior to the financing. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made and only the original capital contribution was returned on March 26, 1997.

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

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,713 housing sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 1,765 housing sites competing with Kings Manor. Old Dutch Farms competes with approximately seven communities offering approximately 3,455 housing sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,207 housing sites. The Properties also compete against other forms of housing, including apartment and condominium complexes.

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

Employees

         The Partnership employs three part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $40,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

ITEM 2.  PROPERTIES

         The Partnership purchased all four manufactured housing communities for cash. As a result of the 1997 financing, the Properties are now encumbered with mortgages.

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

         The table below contains certain information concerning the Partnership's four properties.


         PROPERTY NAME            YEAR                         NUMBER OF
         -------------            ----                         ---------
         AND LOCATION          CONSTRUCTED        ACREAGE        SITES
         ------------          -----------        -------        -----

         Aztec Estates
         Sundial Circle
         Margate, FL              1970             100             645

         Kings Manor
         State Road 84
         & Flamingo Road
         Ft. Lauderdale, FL       1972              45             314

         Old Dutch Farms
         Novi Road
         Novi, MI                 1972              47             293

         Park of the Four
          Seasons
         University Avenue
         Blaine, MN               1972             107             572




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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners, as a group, holding more than 50% of the then outstanding Units. No matters were submitted to Limited Partners for vote during 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

         There is no established public trading market for the Units and it is not anticipated that one will ever develop. During the last two years, less than four percent of the Units have been transferred each year, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no secondary market, or the substantial equivalent thereof, and none will develop.

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 1999, the Properties were appraised at an aggregate fair market value of $57,300,000. Assuming a sale of the four properties at the appraised value in March 1999, less payment of 3.0% selling expenses, mortgage debt of $33,119,108, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $16,393,514 or $546 per unit as of March 31, 1999. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 1999, the Partnership had approximately 2,650 limited partners holding Units.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 1998, 1997, 1996, 1995 and 1994:


                            FISCAL YEAR        FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED              ENDED             ENDED             ENDED             ENDED
                              DECEMBER          DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 1998          31, 1997          31, 1996          31, 1995          31, 1994
                              --------          --------          --------          --------          --------
Total Assets                 $22,508,884        $ 23,052,433       $21,307,555      $21,822,565       $22,113,778
                             ===========        ============       ===========      ===========       ===========



Income                       $ 8,451,561        $  8,234,904       $ 7,751,358      $ 7,502,221       $ 7,321,328


Expenses                      (7,934,674)         (7,175,119)       (4,776,905)      (4,513,031)       (4,436,966)
                              ----------        ------------       -----------      -----------       -----------


Net Income                   $   516,887        $  1,059,785       $ 2,974,453      $ 2,989,190       $ 2,884,362
                             ===========        ============       ===========      ===========       ===========

Distributions to
Limited Partners,
per Unit                     $         8        $      1,052       $       100      $       100       $       100


Income per Unit:
Class A                      $         2        $         17       $        69      $        69       $        69



Class B                      $        39        $         52       $       100      $       100       $       100

Weighted  average
number of Units
outstanding:
Class A
Class B                           20,230              20,230            20,230           20,230            20,230
                                   9,770               9,770             9,770            9,770             9,770



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

         The Partnership had no capital expenditure commitments as of December 31, 1998 and does not anticipate any during the next fiscal year.

         In an effort to provide Limited Partners with a full return of original capital contributions of $1,000 per unit, the General Partner, with majority consent from the Limited Partners, mortgaged the four Properties owned by the Partnership on March 25, 1997 in the aggregate amount of $33,500,000. The General Partner acknowledges that the mortgages impose some risks to the Partnership, but that such risks are not greater than risks typically associated with real estate financing.

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves have been distributed to the Partners, quarterly.

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 1998, the Partnership cash reserves amounted to $537,777. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $600,000 with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 1998 was 5.08%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 1998, the outstanding balance on the line of credit was $469,523.

         On March 25, 1997 the Partnership completed the financing pursuant to which the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The interest rate on the financing is 8.24%, and the term is 120 months. The loan is amortized over 360 months. On March 26, 1997, the Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although, due to payment of debt service resulting from the financing, in amounts substantially lower than paid prior to the financing. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contribution was returned on March 26, 1997.

         Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the year ended December 31, 1998 amounted to $1,453,460. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

         The yearly Partnership Management Distribution due and paid to the General Partner for 1998 was $551,500, or 1.0% of the most recent appraised value of the properties held by the Partnership.

         The cash available, after payment of the Partnership Management Distribution of $551,500 from Net Cash from Operations was $901,960. From this amount the General Partner elected to make a total distribution of $300,000 for 1998, 80.0% of which, or $240,000, was paid to the Limited Partners and 20.0% of which, or $60,000, was paid to the General Partner. The remaining Net Cash from Operations was used to reduce debt and purchase certain equipment.

Results of Operations

         a.  Distributions

         For the year ended December 31, 1998, the Partnership made distributions to Limited Partners of $8.00 per unit held, or $240,000. In 1997 the Partnership made distributions to Limited Partners of $1,052 per unit held, or $31,568,400. In 1996 the Partnership made distributions to Limited Partners equal, on an annualized basis, to 10.0% of their original capital contributions (their 10.0% Preferred Return), or $3,000,000. The General Partner received distributions totaling $611,500, $871,000, and $600,000 during the same periods. Included in the 1997 distributions was $30,000,000, which was the result of the 1997 financing, constituting a complete return of the Limited Partners original capital contributions of $1,000 per unit.

         b.  Net Income

         For the years ended December 31, 1998, 1997 and 1996 net income was $516,887, $1,059,785 and $2,974,453 on total revenues of $8,451,561, $8,234,904 and $7,751,358. The decline in net income from 1997 to 1998 is due primarily to the Partnership's first full year of interest payments associated with the 1997 financing and an increase in property operating expenses. The decline in net income from 1996 to 1997 was primarily the result of the mortgage interest incurred related to the 1997 financing.

         Net income, plus depreciation and amortization, less distributions to all Partners, was $601,960, $650,476 and $159,195, for the years ended December 31,1998, 1997, and 1996, respectively. The $650,476 indicated for 1997 excludes the effects of the 1997 financing, which resulted in a $30,000,000 distribution to Limited Partners.

         c.  Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves and interest on funds awaiting distribution) were $246,847 in 1998, $459,343 in 1997 and $357,469 in 1996.

         The decrease in net expenses for the management of the Partnership from 1997 to 1998 is due to lower legal and professional fees. The increase in net expenses from 1996 to 1997 is a result of higher legal expenses associated with the Proxy Statement that was submitted to the Limited Partners in connection with the 1997 financing.

         d.  Property Operations

         Overall, the four Properties had a combined average occupancy of 97.4% (1,776/1,824 sites) as of December 1998; 98.2% as of December 1997; and 97.0% as of December 1996. The average collected monthly rent as of December 1998 was approximately $398 per homesite versus $386 as of December 1997 and $373 as of December 1996, an increase each year of 3.1% and 3.5%, respectively.


=====================================================================================================================

                         TOTAL
                         SITES         OCCUPIED SITES               OCCUPANCY RATE                AVERAGE RENT
---------------------------------------------------------------------------------------------------------------------
                                    1998     1997     1996      1998       1997      1996     1998     1997     1996
                                    ----     ----     ----      ----       ----      ----     ----     ----     ----
Aztec Estates               645      616      628      608      95.5%     97.4%     94.3%     $441     $427     $411


Kings Manor                 314      304      308      304       96.8      98.1      96.8      422      405      388


Old Dutch Farms             293      284      288      290       96.9      98.3      99.0      388      393      381


Park 4 Seasons              572      572      568      568      100.0      99.3      99.3      347      332      321
                          -----    -----    -----    -----      -----     -----     -----    -----     ----     ----


       Overall            1,824    1,776    1,792    1,770      97.4%     98.2%     97.0%     $398     $386     $373
=====================================================================================================================

         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1998, 1997 and 1996.

==============================================================================================================================
                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                                AND NET INCOM
------------------------------------------------------------------------------------------------------------------------------

                                          1998            1997             1996           1998           1997            1996
                                          ----            ----             ----           ----           ----            ----
Aztec Estates                      $ 3,187,994     $ 3,101,572      $ 3,029,937    $ 1,652,513    $ 1,643,833     $ 1,587,687
Kings Manor                          1,470,598       1,405,468        1,358,209        923,980        892,472         843,448
Old Dutch Farms                      1,378,539       1,319,097        1,240,630        897,758        873,242         770,431

Park of the Four Seasons             2,373,946       2,345,585        2,105,820      1,426,937      1,378,661       1,219,270
                                     ---------       ---------        ---------      ---------      ---------       ---------
                                     8,411,077     $ 8,171,722      $ 7,734.596      4,901,188      4,788,208       4,420,836
Partnership
 Management                             40,484          63,182           16,762       (246,847)      (459,343)       (357,469)
Other Non-Recurring
Expenses                                                                              (345,512)                      (304,172)
                                                                                                     (235,746)

Debt Service                                                                        (2,855,369)    (2,142,196)              -

Depreciation and
Amortization                                                                          (936,573)      (891,138)       (784,742)
                                     ---------       ---------        ---------      ---------      ---------       ---------

TOTAL:                             $ 8,451,561     $ 8,234,904      $ 7,751,356    $   516,887    $ 1,059,785     $ 2,974,453
==============================================================================================================================



   COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

         Gross revenues increased $216,657, or 2.6%, to $8,451,561 in 1998, compared to $8,234,904 in 1997. The increase was primarily the result of the increase in rental income due to higher average monthly rents. (See table on previous page.)

         As described in the Statements of Income, the Partnership's operating expenses increased $759,555, or 10.6%, to $7,934,674 in 1998, compared to $7,175,119 in 1997. The increase is primarily due to the Partnership's first full year of interest payments associated with the mortgage debt and an increase in property operating expenses. The increase in property operating expenses is specifically related to non-recurring costs associated with the removal of older homes from the Properties and expenses incurred related to improvements to the vacant homesites. The higher operating expenses were partially offset by a decrease in administrative costs in 1998 from 1997.

         As a result of the foregoing factors, net income decreased from $1,059,785 in 1997 to $516,887 in 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Gross revenues increased $483,548, or 6.2%, to $8,234,904 in 1997, compared to $7,751,356 in 1996. The increase is primarily due to higher occupancy and higher average monthly rents. (See table on previous page.)

         As described in the Statements of Income, the Partnership's operating expenses increased $2,398,214, or 50.2%, to $7,175,119 in 1997, compared to $2,974,453 in 1996. The significant increase in operating expenses is the result of the 1997 financing. In 1996, the Partnership had no mortgage debt.

         As a result of the foregoing factors, net income decreased from $2,974,453 in 1996 to $1,059,785 in 1997.

Year 2000 Costs

         The Partnership is currently assessing its significant business relations with external parties, including its banking and vendor relations, to determine if the failure of such parties to be year 2000 compliant would have a material adverse effect upon the Partnership. In the event that any banks, vendors or other parties with whom the Partnership conducts significant business do not successfully and timely achieve year 2000 compliance, the Partnership's operations may be affected. To date, nothing has come to the attention of Management that leads it to conclude that such adverse effect may be likely. Management, however, cannot provide assurance that the year 2000 issue will not have an impact on the Partnerships operations. The Partnership has completed a review of its information systems and believes its business technologies are fully compliant with any issues that may arise as a result of year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal years ended December 31, 1998, 1997 and 1996, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership. From November 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner of the Partnership. GP P.I. Associates Corp. is wholly owned by Paul M. Zlotoff. Under the amended partnership agreement of

P.I. Associates, all actions taken by P.I. Associates must be approved by both general partners.

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 49, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

         The following individuals are the directors and officer of GP P.I. Associates Corp.:




Name and Age                               Position Held
------------                               -------------

Paul M. Zlotoff, 49                        Director and President, Secretary and
                                           Treasurer

Arthur Weiss, 50                           Director

Steve Adler, 48                            Director

         Arthur Weiss, 50 has been practicing law at Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which has represented the company in various matters since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

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

         Steve Adler, 48, became President of Uniprop, Inc. on January 1, 1998. Previously, Mr. Adler had been Vice President of acquisitions and development and director of operations for Uniprop since 1984 when he joined Uniprop. Mr. Adler is also the president of Uniprop Homes, the marketing affiliate of Uniprop. In this capacity, he is responsible for developing new home sales, and establishing resale operations in each of Uniprop's 39 family and adult retirement communities.

         Under the Articles of Incorporation of GP P.I. Associates Corp., until such time as the notes payable to the lender, in connection with the 1997 financing, have been discharged and the liens have been released from the Properties, certain major corporate actions may be taken only with the unanimous vote of the directors of GP P.I. Associates Corp. These actions include:

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

         Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a contingent purchase price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner. The contingent purchase price for each Property was determined by reference to the average of two independent real estate appraisals that were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller becomes entitled to any unpaid contingent purchase price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. Because the Financing resulted in a complete return of the Limited Partners' capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers did receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997. The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Old Dutch Farms, $452,359; and Park of the Four Seasons, $1,113,594. The partial payment made for each property was as follows: Aztec Estates, $594,088; Kings Manor, $228,987; Old Dutch Farms, $195,544; and Park of the 4 Seasons, $481,381. The maximum amount remaining which could be payable to the successors of the sellers are as follows: Aztec Estates, $780,235; Kings Manor, $300,737; Old Dutch Farms, $256,815; and Park of the Four Seasons, $632,213. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time.

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the March 25, 1997 Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. As of December 31, 1998, the General Partner had earned and was entitled to an incentive management interest of $195,000. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the financing. Based on the Properties' March 1998 aggregate appraised value of $55,800,000, the Partnership Management Distribution due to the General Partner was 558,000. The Partnership Management Distribution paid to the General Partner during 1998 was $551,500, a portion of which was calculated on the 1997 aggregate appraised value of $53,200,000. As of December 31, 1998, the Partnership Management Distribution due the General Partner totaled $139,500. This amount was paid to the General Partner on February 15, 1999 from cash reserves. Based on the Properties' March 1999 aggregate appraised value of $57,300,000, the Partnership Management Distribution due the General Partner for the Partnership's 1999 fiscal year will be $573,000 ($57,300,000 x 1.0% = $573,000).

         Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $419,223: Aztec Estates, $158,345; Kings Manor, $73,140; Old Dutch Farms, $68,927; and Park of the Four Seasons, $118,811. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $141,046 for performing local property management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a)      Financial Statements

         The following financial statements and related documents are filed with this Report:

                  (1)      Report of Independent Certified Public Accountants

                  (2) Balance Sheets as of December 31, 1998 and 1997 and Statements of Income for the fiscal years ended December 31, 1998, 1997 and 1996

                  (3) Statements of Partners' Equity for the fiscal years ended December 31, 1998, 1997 and 1996

                  (4) Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996

                  (5) Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 1998, 1997 and 1996

         (b)      Reports on Form 8-K

         The Partnership did not file any Forms 8-K during the fourth quarter of 1998.

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

         3(a)     Amended Certificate of Limited Partnership for the Partnership

         3(b)     Agreement of Limited Partnership for the Partnership

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc.

         10(b) Form of Consulting Agreement between the Partnership, the General Partner and Consultant

         The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 1997:

         3(c) Certificate of Amendment to the Certificate of Limited Partnership for the Partnership (originally filed with Form 10-Q for the fiscal quarter ended June 30, 1986).

         4 Form of Certificate of Limited Partnership Interest in the Partnership (Originally filed with Form 10-K for the fiscal year ended December 31, 1986)

         10(c) Contingent Purchase Price Agreement between the Partnership, Aztec Estates (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

         10(d) Contingent Purchase Price Agreement between the Partnership and O.D.F. Mobile Home Park (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

         10(e) Contingent Purchase Price Agreement between the Partnership and The Park of the Four Seasons (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

         The following exhibits are attached to this Report:

         27       Financial Data Schedule

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 1999.

         (d)      Other Financial Statements

         There are no other financial statements required by the instructions contained in Regulation S-X or, the information is included elsewhere in the financial statements or the notes thereto.

                                [IBDO LETTERHEAD]








REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
 Communities Income Fund
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.




                                                                BDO SEIDMAN, LLP

Troy, Michigan
February 5, 1999

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS




===================================================================================================================
December 31,                                                                             1998                  1997
===================================================================================================================
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
  Buildings and improvements                                                  $    23,934,391      $     23,862,182
  Land                                                                              5,280,000             5,280,000
  Manufactured homes and improvements                                                 748,657               668,108
  Furniture and equipment                                                             127,800               117,847
-------------------------------------------------------------------------------------------------------------------

                                                                                   30,090,848            29,928,137
  Less accumulated depreciation                                                     9,654,556             8,805,795
-------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                         20,436,292            21,122,342

Cash                                                                                  537,777               649,137
Unamortized financing costs                                                           710,548               796,547
Other assets (Note 3)                                                                 824,267               484,407
-------------------------------------------------------------------------------------------------------------------

                                                                              $    22,508,884      $     23,052,433
===================================================================================================================

LIABILITIES AND PARTNERS' DEFICIT

Note payable (Note 2)                                                         $    33,119,108      $     33,355,940
Line-of-credit (Note 4)                                                               469,523               358,916
Accounts payable                                                                       76,588               116,066
Other liabilities (Note 5)                                                            847,840               891,073
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  34,513,059            34,721,995
-------------------------------------------------------------------------------------------------------------------

PARTNERS' DEFICIT
  Class A limited partners                                                         (9,636,980)           (9,509,936)
  Class B limited partners                                                           (597,167)             (897,721)
  General partner                                                                  (1,770,028)           (1,261,905)
-------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' DEFICIT                                                           (12,004,175)          (11,669,562)
-------------------------------------------------------------------------------------------------------------------

                                                                              $    22,508,884      $     23,052,433
===================================================================================================================



                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

===================================================================================================================
Year Ended December 31,                                          1998                   1997                   1996
===================================================================================================================
INCOME
  Rental                                              $     8,004,749        $     7,821,138        $     7,490,744
  Interest                                                     45,423                 73,543                 30,760
  Other                                                       401,389                340,223                229,854
-------------------------------------------------------------------------------------------------------------------

                                                            8,451,561              8,234,904              7,751,358
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Property operations                                       2,568,006              2,354,635              2,386,289
  Depreciation and amortization                               936,573                891,138                784,742
  Property taxes                                              797,971                792,452                820,688
  Administrative (Note 6)                                     776,755                994,698                785,186
  Interest                                                  2,855,369              2,142,196                      -
-------------------------------------------------------------------------------------------------------------------

                                                            7,934,674              7,175,119              4,776,905
-------------------------------------------------------------------------------------------------------------------

NET INCOME                                            $       516,887        $     1,059,785        $     2,974,453
===================================================================================================================

INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 8)
    Class A                                           $             2        $            17        $            69
    Class B                                           $            39        $            52        $           100


DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 8)
      Class A                                         $             8        $         1,052        $           100
      Class B                                         $             8        $         1,052        $           100


NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
      Class A                                                  20,230                 20,230                 20,230
      Class B                                                   9,770                  9,770                  9,770


NET INCOME ALLOCABLE TO
  GENERAL PARTNER                                     $       103,377        $       211,957        $       600,712


DISTRIBUTIONS ALLOCABLE TO
  GENERAL PARTNER                                     $       611,500        $       871,000        $       600,000
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

===================================================================================================================

                                                                    Class A            Class B
                                                   General          Limited            Limited
                                                   Partner         Partners           Partners                TOTAL
===================================================================================================================

BALANCE, January 1, 1996                       $   (603,574)    $   12,064,399      $  8,874,775    $    20,335,600

Distributions to partners                          (600,000)        (2,023,000)         (977,000)        (3,600,000)

Net income for the year                             600,712          1,396,741           977,000          2,974,453
-----------------------
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1996                         (602,862)        11,438,140         8,874,775         19,710,053

Distributions to partners                          (871,000)       (21,287,624)      (10,280,776)       (32,439,400)

Net income for the year                             211,957            339,548           508,280          1,059,785
-------------------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1997                       (1,261,905)        (9,509,936)         (897,721)       (11,669,562)

Distributions to partners                          (611,500)          (161,840)          (78,160)          (851,500)

Net income for the year                             103,377             34,796           378,714            516,887
-------------------------------------------------------------------------------------------------------------------


BALANCE, December 31, 1998                     $ (1,770,028)    $   (9,636,980)     $   (597,167)   $   (12,004,175)
===================================================================================================================





                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS




Year Ended December 31,                                                  1998               1997               1996
===================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $      516,887     $    1,059,785     $    2,974,453
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                    850,574            826,638            784,742
      Amortization                                                     85,999             64,500                 --
      (Gain) loss on disposals of property and equipment              (99,577)           (86,216)            38,386
      (Increase) decrease in other assets                            (339,860)           123,349             82,721
      Increase (decrease) in accounts payable                         (39,478)             5,483            (59,630)
      Increase (decrease) in other liabilities                        (43,233)          (100,546)            18,077
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             931,312          1,892,993          3,838,749
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (1,285,501)          (956,133)          (726,175)
  Proceeds from disposals of property and equipment                 1,220,554            653,082            506,758
  Payment of contingent purchase price                                     --         (1,500,000)                --
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (64,947)        (1,803,051)          (219,417)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                                          (851,500)       (32,439,400)        (3,600,000)
  Repayment of note payable                                          (236,832)          (144,060)                --
  Net advances (payments) under line of credit                        110,607           (136,384)           152,090
  Proceeds from note payable                                               --         33,500,000                 --
  Payment for financing costs                                              --           (861,047)                --
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                (977,725)           (80,891)        (3,447,910)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                      (111,360)             9,051            171,422

CASH, at beginning of year                                            649,137            640,086            468,664
-------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                           $      537,777     $      649,137     $      640,086
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

      The general partner of the Partnership is P. I. Associates Limited Partner ship. Taxable investors acquired 20,230 Class A units, and 9,770 Class B units were acquired by tax exempt investors. Depreciation is allocated only to holders of Class A units and to the general partner.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Partnership's financial instruments, which consist of the line of credit and note payable, approximate their fair values.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

      Buildings and improvements                               30 years
      Manufactured homes and improvements                      30 years
      Furniture and equipment                                3-10 years

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================



      Accumulated depreciation for tax purposes was $10,989,216 and $10,060,608 as of December 31, 1998 and 1997, respectively.

      Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1998.

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

      COMPREHENSIVE INCOME

      On January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the year ended December 31, 1998, comprehensive income for the Partnership did not differ from net income.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================



2.    NOTE PAYABLE

      In 1997, the Partnership entered into a $33,500,000 note payable agreement. The borrowings are secured by mortgages on the Partnership's properties and the assignment of all current and future leases and rents. The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through June 2007; thereafter, the interest rate will be adjusted based on the provisions of the note agreement. The loan may be prepaid without penalty beginning in January 2007. There are certain requirements and restrictions contained in the note payable agreement. The Partnership is in compliance with these requirements.

      The proceeds of the note were used primarily to return to the limited partners their original $30,000,000 capital contribution, to pay certain amounts to the general partner and affiliates of the general partner as described in Notes 6 and 8, and to pay related financing costs.

      Future maturities on the note payable for the next five years are as follows: 1999 - $250,000; 2000 - $265,000; 2001 - $295,000; 2002 -
      $320,000; and 2003 - $350,000.

3.    OTHER ASSETS

      At December 31, 1998 and 1997, "Other assets" included cash of approximately $372,000 and $56,000, respectively, in an escrow account for property taxes, capital improvements, and debt service payments, as required by the Partnership's note payable agreement, which is restricted from operating use.

      At December 31, 1998 and 1997, "Other assets" also included cash of $241,000 and $211,000, respectively, in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

4.    LINE-OF-CREDIT

      The Partnership currently has an unsecured $600,000 revolving line-of-credit agreement with a bank. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 1998 was 7.06%.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

5.    OTHER LIABILITIES

      Other liabilities consisted of:

      December 31,                          1998           1997
      ---------------------------------------------------------------
      Tenants' security deposits         $ 528,008       $ 505,166
      Accrued interest                     158,691         157,786
      Accrued property taxes                11,894          81,584
      Other                                149,247         146,537
      ---------------------------------------------------------------

      TOTAL                              $ 847,840       $ 891,073
      ===============================================================


6.    RELATED PARTY TRANSACTIONS

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

      REPORT OF FEES

      During the years ended December 31, 1998, 1997 and 1996, the affiliate earned property management fees of $419,223, $404,514 and $387,855, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $776 and $9,230 by the affiliate at December 31, 1998 and 1997, respectively.

      Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amounts of $141,046, $128,094 and $130,321, in 1998, 1997 and 1996,
      respectively, to perform local property management and investor relations services for the Partnership.

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

      Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. As a result, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. This amount was recorded as "Buildings and Improvements" in the accompanying balance sheets. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 1998.

      FINANCING COSTS

      In 1997, as part of the financing transaction described in Note 2, the Partnership paid approximately $335,000 in financing costs to an affiliate of the general partner.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================
7.    RECONCILIATION OF FINANCIAL STATEMENT INCOME AND TAXABLE INCOME


      Year Ended December 31,     1998           1997            1996
--------------------------------------------------------------------------------
Income per the financial
   statements                 $ 516,887     $ 1,059,785      $ 2,974,453


Adjustments to depreciation
   for difference in methods    (79,790)        (74,828)         (69,114)


Adjustments for prepaid rent,
      meals and entertainment     6,079           3,379            7,468
--------------------------------------------------------------------------------

Income Per The Partnership's
      Tax Return              $ 443,176     $   988,336      $ 2,912,807
================================================================================


8.    PARTNERS' CAPITAL

      Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (as amended on February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

      DISTRIBUTIONS

      The general partner receives a Partnership Management Distribution equal to .25% quarterly of the appraised value of the properties of the Partnership (equal to $551,500 annually based on current appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

      The Partnership Management Distribution and the Incentive Management Interest represent payment for managing the Partnership's affairs. At December 31, 1998, the general partner had earned but not yet received a Partnership Management Distribution and an Incentive Management Interest of approximately $139,500 and $195,000, respectively. These amounts are not yet considered payable at December 31, 1998; they will be charged to the general partner's capital account when paid.

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


9.    SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest totaled approximately $2,854,000, $1,984,000 and $35,000 in 1998, 1997 and 1996, respectively.

                                                    UNIPROP MANUFACTURED HOUSING
                                                         COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1998
================================================================================


    Column A               Column B                Column C                    Column D
-----------------------   -----------   ------------------------------   -------------------------
                                                                                             Costs
                                                                                       Capitalized
                                                                                     Subsequent to
                                                          Initial Cost                 Acquisition
                                                         Buildings and               Buildings and
Description               Encumbrance       Land          Improvements     Land       Improvements
---------------------------------------------------------------------------------------------------


Aztec Estates
 (Margate, FL)            $12,524,686   $ 2,199,868       $ 8,799,475   $      --   $   779,465
Kings Manor
 (Ft. Lauderdale, FL)       6,353,843       847,923         3,391,694          --       367,494
Park of the Four Seasons
 (Blaine, MN)               8,579,325     1,508,121         6,032,483          --       719,156
Old Dutch Farms
 (Novi, MI)                 5,661,254       724,088         2,896,348          --       948,276
---------------------------------------------------------------------------------------------------

                          $33,119,108   $ 5,280,000       $21,120,000   $      --   $ 2,814,391
===================================================================================================







                                         Column E                    Column F     Column G        Column H
                             ----------------------------------    ------------- -----------     ----------

                               Gross Amount at Which Carried                                    Life on Which
                                    at Close of Period                                        Depreciation in
                             ----------------------------------                                 Latest Income
                                        Buildings and              Accumulated        Date       Statement is
Description                     Land    Improvements      Total    Depreciation   Acquired           Computed
-----------------------------------------------------------------------------------------------------------------

Aztec Estates
 (Margate, FL)            $  2,199,868  $ 9,578,940    $11,778,808   $3,930,301        1986        30 years
Kings Manor
 (Ft. Lauderdale, FL)          847,923    3,759,188      4,607,111    1,521,885        1986        30 years
Park of the Four Seasons
 (Blaine, MN)                1,508,121    6,751,639      8,259,760    2,668,251        1986        30 years
Old Dutch Farms
 (Novi, MI)                    724,088    3,844,624      4,568,712    1,429,934        1986        30 years
----------------------------------------------------------------------------------------------------------------
                          $  5,280,000  $23,934,391    $29,214,391   $9,550,371
================================================================================================================

                                                    UNIPROP MANUFACTURED HOUSING
                                                         COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 1998
================================================================================

1.    RECONCILIATION OF BUILDINGS AND IMPROVEMENTS

      The following table reconciles buildings and improvements from January 1, 1996 to December 31, 1998:


                                           1998              1997              1996
      --------------------------------------------------------------------------------


      BALANCE, at January 1          $  23,862,182   $    22,128,664   $    22,087,145

      Partial payment of contingent
            purchase price                      --         1,500,000                --

      Additions to buildings and
            improvements                    72,209           233,518            41,519
      --------------------------------------------------------------------------------

      BALANCE, at December 31       $   23,934,391   $    23,862,182   $    22,128,664
      ================================================================================


      There were no additions to land during this three-year period.

2.    RECONCILIATION OF ACCUMULATED DEPRECIATION


      The following table reconciles the accumulated depreciation from January 1, 1996 to December 31, 1998:


                                            1998              1997              1996
      -------------------------------------------------------------------------------------


      BALANCE, at January 1           $   8,711,473    $    7,905,581    $    7,142,041

      Current year
       depreciation expense                 838,898           805,892           763,540
      -------------------------------------------------------------------------------------

      BALANCE, at December 31         $   9,550,371    $    8,711,473    $    7,905,581
      =====================================================================================


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

                                   Uniprop Maufactured Housing Communities
                                     Income Fund, a Michigan Limited Partnership

                                   BY:    P.I. Associates Limited Partnership,
                                          General Partner


Dated: March 31, 1999                     BY: /s/ Paul M. Zlotoff
                                              --------------------------------
                                              Paul M. Zlotoff, General Partner


                                   BY:    GP P.I. Associates Corp.


                                          BY: /s/ Paul M. Zlotoff
                                              --------------------------------
                                              Paul M. Zlotoff, President

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


3(d)                First Amendment to Agreement              Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.

3(e)                Second Amendment to Agreement             Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.


4                   Form of Certificate of Limited            Incorporated by reference to
                    Partnership Interest in the               Form  10-K for fiscal year
                    Partnership (originally filed with        ended December 1997.
                    Form 10-K for the fiscal year ended
                    December 31, 1986).

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

10(c)               Contingent Purchase Price                 Incorporated  by reference to Form
                    Agreement between the                     10-K for fiscal year ended
                    Partnership, Aztec Estates,               December 1997.
                    Ltd., and Kings Manor
                    Associates (originally filed
                    with Form 10-K for the fiscal
                    year ended December 31, 1987)

10(d)               Contingent Purchase Price                 Incorporated  by reference to Form
                    Agreement between the                     10-K for fiscal year ended
                    Partnership and O.D.F.                    December 1997.
                    Mobile Home Park (originally filed
                    with Form 10-K for the fiscal year
                    ended December 31, 1987

10(e)               Contingent Purchase Price                 Incorporated  by reference to Form
                    Agreement between the                     10-K for fiscal year ended
                    Partnership and The Park of               December 1997.
                    the Four Seasons (originally
                    filed with Form 10-K for the
                    fiscal year ended December
                    31, 1987)


27                  Financial Data Schedule                   Filed herewith.

28                  Letter summary of the Estimated fair      Filed herewith.
                    market values of the Partnership's
                    four manufactured housing
                    Communities, as of March 1, 1999