Form 10-Q
period 1999-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1999-05-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended March 31, 1999 Commission File No. 0-15940



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

                                      INDEX


                                                                          Page

PART I                     FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 1999 (Unaudited) and
                  December 31, 1998                                         3

                  Statements of Income
                  Three months ended March 31, 1999
                  and 1998                                                  4

                  Statements of Cash Flows
                  Three months ended March 31, 1999
                  and 1998 (Unaudited)                                      5

                  Notes to Financial Statements
                  March 31, 1999 (Unaudited)                                6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                             7

PART II                    OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                         10

                          UNIPROP MANUFACTURED HOUSING
                            COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                           MARCH 31, 1999  DECEMBER 31, 1998
                                                                 --------------  -----------------
                                                                   (UNAUDITED)
Properties:
  Land                                                           $  5,280,000       $  5,280,000
  Buildings And Improvements                                       23,966,484         23,934,391
  Furniture And Fixtures                                              144,227            127,800
  Manufactured Homes                                                  935,110            748,657
                                                                 ------------       ------------
                                                                   30,325,821         30,090,848

  Less Accumulated Depreciation                                     9,867,056          9,654,556
                                                                 ------------       ------------
                                                                   20,458,765         20,436,292

Cash And Cash Equivalents                                             624,524            537,777
Unamortized Finance Costs                                             689,048            710,548
Other Assets                                                          816,026            824,267
                                                                 ------------       ------------

Total Assets                                                     $ 22,588,363       $ 22,508,884
                                                                 ------------       ------------


LIABILITIES                                                    MARCH 31, 1999     DECEMBER 31, 1998
                                                               --------------     -----------------
                                                                 (UNAUDITED)

Line of Credit                                                   $    469,523       $    469,523
Accounts Payable                                                       11,195             76,588
Mortgage Payable                                                   33,043,733         33,119,108
Other Liabilities                                                   1,039,835            847,840
                                                                 ------------       ------------

Total Liablities                                                 $ 34,564,286       $ 34,513,059

Partners' Equity:
  General Partner                                                  (1,712,327)        (1,770,028)
  Class A Limited Partners                                         (9,666,429)        (9,636,980)
  Class B Limited Partners                                           (597,167)          (597,167)
                                                                 ------------       ------------

Total Partners' Equity                                            (11,975,923)       (12,004,175)
                                                                 ------------       ------------

Total Liabilities And
  Partners' Equity                                               $ 22,588,363       $ 22,508,884
                                                                 ------------       ------------


                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                  THREE MONTHS ENDED
   (UNAUDITED)                                  MARCH 31, 1999  MARCH 31, 1998
                                                --------------  --------------
Income:
  Rental Income                                   $2,059,783      $1,991,887
  Other                                              131,199          89,980
                                                  ----------      ----------

Total Income                                      $2,190,982      $2,081,867
                                                  ----------      ----------

Operating Expenses:
  Administrative Expenses
  (Including  $107,844 And $103,376
   In Property Management Fees Paid
  To An Affliate For The Three Month Period
  Ended March 31, 1999 and 1998
   Respectively)                                     452,771         479,388
  Property Taxes                                     205,057         207,405
  Utilities                                          124,206         112,356
  Property Operations                                259,509         259,633
  Depreciation And Amortization                      234,000         228,500
  Interest                                           672,687         702,500
                                                  ----------      ----------

Total Operating Expenses                          $1,948,230      $1,989,782
                                                  ----------      ----------

Net Income                                        $  242,752      $   92,085
                                                  ----------      ----------

Income Per Limited Partnership Unit:
  Class A                                         $     0.54      $     0.00
  Class B                                         $     2.00      $     2.00

Distribution Per Limited Partnership Unit
  Class A                                         $     2.00      $     2.00
  Class B                                         $     2.00      $     2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
  Class A                                             20,230          20,230
  Class B                                              9,770           9,770


                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
     (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                           MARCH 31, 1999  MARCH 31, 1998
                                                           --------------  --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                          $ 242,752       $  92,085

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                 212,500         207,000
  Amortization                                                  21,500          21,500
(Increase) Decrease In Other Assets From Operations              8,241        (111,569)
  Increase  (Decrease) In Accounts Payables                    (65,393)        (43,919)
  Increase (Decrease) Other Liabilities From Operations        191,995         117,980
                                                             ---------       ---------

Total Adjustments                                              368,843         190,992
                                                             ---------       ---------

    Net Cash Provided By (Used In)
      Operating Activities                                     611,595         283,077
                                                             ---------       ---------

Cash Flows From Investing Activities:
  Capital Expenditures                                        (234,973)          2,053
   Funds From Line of Credit                                         0          76,000
                                                             ---------       ---------

    Net Cash Provided By (Used In)
      Investing Activities                                    (234,973)         78,053
                                                             ---------       ---------

Cash Flows From Financing Activities:
  Distributions To Partners                                   (214,500)       (208,000)
  Principal Payments on Mortgage                               (75,375)        (67,478)
                                                             ---------       ---------

Net Cash Provided By (Used In)
  Financing Activities                                        (289,875)       (275,478)
                                                             ---------       ---------

Increase (Decrease) In Cash                                     86,747          85,652

Cash, Beginning                                                537,777         649,137
                                                             ---------       ---------

Cash, Ending                                                 $ 624,524       $ 734,789
                                                             ---------       ---------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1999 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of March 31, 1999, the related statements of income and statements of cash flow for the periods ended March 31, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:


                                                        THREE MONTHS ENDED
                                             MARCH 31, 1999             MARCH 31, 1998
                                             --------------             --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                              $107,844                     $103,376

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 1999 was 4.94%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 1999, the outstanding balance on the line of credit was $469,523.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 1999 amounted to $476,752. The amount available during the same period in 1998 was $320,585. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the first quarter was $143,250, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership.
($57,300,000 x .01 = $573,000 / 4 = $143,250).

The cash available after payment of the Partnership Management Distribution amounted to $333,502. From this amount, the General Partner elected to make a total distribution of $84,350 for the first quarter of 1999, 80.0% or $67,500 was paid to the Limited Partners and 20.0% or $16,850 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 1999, the Partnership added $249,152 to reserves. During the same quarter in 1998, the Partnership added $106,085 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.6% (1,780/1,824 sites) at the end of March 1999, versus 97.5% a year ago. The average monthly rent in March 1999 was approximately $405, or 2.8% more than the $394 average monthly rent in March 1998.

                             Total       Occupied   Occupancy   Average
                             Capacity    Sites      Rate        Rent

Aztec Estates                   645        618       95.8%      $ 454
Kings Manor                     314        305       97.1         438
Old Dutch Farms                 293        285       97.3         388
Park of the Four Seasons        572        572      100.0         349
                              -----      -----      -----        -----

Total on 3/31/99:             1,824      1,780       97.6%      $ 405
Total on 3/31/98:             1,824      1,779       97.5%      $ 394


                                           GROSS REVENUES                   NET OPERATING INCOME
                                      3/31/98           3/31/99          3/31/98           3/31/99

Aztec Estates                      $   829,540       $   792,047      $   413,646       $   408,877
Kings Manor                            378,743           362,743          240,621           217,620
Old Dutch Farms                        351,861           337,100          236,104           220,489
Park of the Four Seasons               621,590           582,587          391,092           379,452
                                   -----------       -----------      -----------       -----------
                                     2,181,734         2,074,477        1,281,463       $ 1,226,438

Partnership Management:                  9,248             7,390          (59,036)
                                                                                           (115,183)

Other Non Recurring expenses:            -----              ----          (72,988)
                                                                                            (88,170)

Debt Service                          (672,687)
                                                                                           (702,500)

Depreciation and Amortization            -----              ----         (234,000)         (228,500)
                                   -----------       -----------      -----------       -----------

                                   $ 2,190,982       $ 2,081,867      $   242,752       $    92,085


COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

Gross revenues increased $109,115, or 5.2%, to $2,190,982 in 1999, as compared to $2,081,867 in 1998. The increase was the result of the increase in average monthly rents. (See table on previous page.)

As described in the Statements of Income total operating expenses decreased $41,552, or 2.1%, to $1,948,230 in 1999, as compared to $1,989,782 in 1998. The decrease was primarily the result of lower administrative expenses and lower interest payments related to the Partnership's mortgage debt.

As a result of the foregoing factors, net income increased to $242,752 as of March 31, 1999 from $92,085 as of March 31, 1998.


MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $59,036. Gross expenses of $68,284 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $9,248 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's first quarter were $115,183, $122,573 and $7,390, respectively.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

             (a) Exhibits

                   Exhibit Number              Description
                      27                   Financial Data Schedule

             (b) Reports of Form 8-K
                     There were no reports filed on Form 8-K during the three months ended March 31, 1999.


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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                          BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                   its General Partner

                          BY:      /s/ Paul M. Zlotoff
                                   ------------------------------------
                                   Paul M. Zlotoff, General Partner

                          BY:      /s/ Gloria A. Koster
                                   Gloria A. Koster, Principal Financial Officer



Dated: May 14, 1999

                                  EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
    27                          Financial Data Schedule