Form 10-Q
period 1999-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1999-08-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999                  Commission File No. 0-15940



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

                                      INDEX


                                                                           Page
                                                                           ----
PART I               FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            June 30, 1999 (Unaudited) and
            December 31, 1998                                               3

            Statements of Income Six months ended June 30, 1999 and 1998 and Three months ended
            June 30, 1999 and 1998 (unaudited)                              4

            Statements of Cash Flows
            Six months ended June 30, 1999
            and 1998 (Unaudited)                                            5

            Notes to Financial Statements
            June 30, 1999 (Unaudited)                                       6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                   7

PART II              OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                             JUNE 30, 1999    DECEMBER 31, 1998
                                                   -------------    -----------------
                                                    (UNAUDITED)
Properties:
  Land                                             $   5,280,000    $       5,280,000
  Buildings And Improvements                          23,957,675           23,934,391
  Furniture And Fixtures                                 154,271              127,800
  Manufactured Homes                                     828,423              748,657
                                                   -------------    -----------------
                                                      30,220,369           30,090,848

  Less Accumulated Depreciation                       10,079,556            9,654,556
                                                   -------------    -----------------
                                                      20,140,813           20,436,292

Cash And Cash Equivalents                              1,091,358              537,777
Unamortized Finance Costs                                667,547              710,548
Other Assets                                             984,045              824,267
                                                   -------------    -----------------

Total Assets                                       $  22,883,763    $      22,508,884
                                                   -------------    -----------------

LIABILITIES                                        JUNE 30, 1999    DECEMBER 31, 1998
                                                   -------------    -----------------
                                                    (UNAUDITED)
Line of Credit                                     $     600,000    $         469,523
Accounts Payable                                          63,927               76,588
Mortgage Payable                                      32,984,832           33,119,108
Other Liabilities                                      1,246,767              847,840
                                                   -------------    -----------------

Total Liablities                                   $  34,895,526    $      34,513,059

Partners' Equity:
  General Partner                                     (1,711,501)          (1,770,028)
  Class A Limited Partners                            (9,703,095)          (9,636,980)
  Class B Limited Partners                              (597,167)            (597,167)
                                                   -------------    -----------------

Total Partners' Equity                               (12,011,763)         (12,004,175)
                                                   -------------    -----------------

Total Liabilities And
  Partners' Equity                                 $  22,883,763    $      22,508,884
                                                   -------------    -----------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                  SIX MONTHS ENDED                   THREE MONTHS ENDED
    (UNAUDITED)                                               JUNE 30, 1999     JUNE 30, 1998       JUNE 30, 1999   JUNE 30, 1998
                                                              -------------     -------------       -------------   -------------
Income:
  Rental Income                                               $   4,129,853     $   3,988,692       $   2,070,070   $   1,996,805
  Other                                                             236,807           189,037             105,608          99,057
                                                              -------------     -------------       -------------   -------------

Total Income                                                  $   4,366,660     $   4,177,729       $   2,175,678   $   2,095,862
                                                              -------------     -------------       -------------   -------------

Operating Expenses:
  Administrative Expenses
  (Including  $217,117, $207,999, $109,273 And $104,623
   In Property Management Fees Paid
  To An Affliate For The Three  Month Period
  Ended June 30, 1999 and 1998
   Respectively)                                                    882,879           913,938             430,108         434,550
  Property Taxes                                                    411,331           414,780             206,274         207,375
  Utilities                                                         253,516           236,488             129,310         124,132
  Property Operations                                               547,418           529,856             287,909         270,223
  Depreciation And Amortization                                     468,000           456,300             234,000         227,800
  Interest                                                        1,369,004         1,402,860             696,317         700,360
                                                              -------------     -------------       -------------   -------------

Total Operating Expenses                                      $   3,932,148     $   3,954,222       $   1,983,918   $   1,964,440
                                                              -------------     -------------       -------------   -------------

Net Income                                                    $     434,512     $     223,507       $     191,760   $     131,422
                                                              -------------     -------------       -------------   -------------

Income Per Limited Partnership Unit:
  Class A                                                     $        0.98     $        0.02       $        0.44   $        0.02
  Class B                                                     $        4.25     $        4.00       $        2.25   $        2.00

Distribution Per Limited Partnership Unit
  Class A                                                     $        4.25     $        4.00       $        2.25   $        2.00
  Class B                                                     $        4.25     $        4.00       $        2.25   $        2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                          20,230            20,230              20,230          20,230
    Class B                                                           9,770             9,770               9,770           9,770

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                          JUNE 30, 1999  JUNE 30, 1998
                                                          -------------  -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                       $   434,512    $   223,507

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                425,000        413,300
  Amortization                                                 43,000         43,000
(Increase) Decrease In Other Assets From Operations          (159,777)      (198,456)
  Increase  (Decrease) In Accounts Payables                   (12,661)       (43,902)
  Increase (Decrease) Other Liabilities From Operations       398,927        228,324
                                                          -----------    -----------

Total Adjustments                                             694,489        442,266
                                                          -----------    -----------

    Net Cash Provided By (Used In)
      Operating Activities                                  1,129,001        665,773
                                                          -----------    -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                       (129,521)       (93,651)
   Funds From Line of Credit                                  130,477        110,607
                                                          -----------    -----------

    Net Cash Provided By (Used In)
      Investing Activities                                        956         16,956
                                                          -----------    -----------

Cash Flows From Financing Activities:
  Distributions To Partners                                  (442,100)      (422,500)
  Principal Payments on Mortgage                             (134,276)      (121,189)
                                                          -----------    -----------

Net Cash Provided By (Used In)
  Financing Activities                                       (576,376)      (543,689)
                                                          -----------    -----------

Increase (Decrease) In Cash                                   553,581        139,040

Cash, Beginning                                               537,777        649,137
                                                          -----------    -----------

Cash, Ending                                              $ 1,091,358    $   788,177
                                                          -----------    -----------


                        See Notes to Financial Statements
                                        5

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of June 30, 1999, the related statements of income and statements of cash flow for the periods ended June 30, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                          SIX  MONTHS ENDED                          THREE MONTHS ENDED
                                  JUNE 30, 1999      JUNE 30, 1998            JUNE 30, 1999     JUNE 30, 1998
                                  -------------      -------------            -------------     -------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                 $     217,117      $     207,999            $     109,273     $     104,623

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 1999 was 5.19%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 1999, the outstanding balance on the line of credit was $600,000. In the event that the General Partner deems it necessary to increase the existing line of credit, the General Partner will consult with Manufactured Housing Services, the Partnership's consultant (with whom it is required to consult on such matters) to obtain such increase.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 1999 amounted to $425,760. The amount available during the same period in 1998 was $359,222. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the second quarter was $139,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership.
($57,300,000 x .01 = $573,000 / 4 = $143,250)

The cash available after payment of the Partnership Management Distribution of $143,250 from Net Cash from Operations was $282,510. From this amount, the General Partner elected to make a total distribution of $93,750 for the second quarter of 1999, 80.0% or $75,000 was paid to the Limited Partners and 20.0% or $18,750 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 1999, the Partnership added $188,760 to reserves. During the same quarter in 1998, the Partnership added $144,723 to cash reserves. The amount placed into reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.5% (1,779/1,824 sites) at the end of June 1999, versus 97.9% a year ago. The average monthly rent in June 1999 was approximately $407, or 3.0% more than the $395 average monthly rent in June 1998.

                                    Total            Occupied          Occupancy        Average
                                    Capacity         Sites             Rate             Rent
Aztec Estates                            645              620               96.1%       $   454
Kings Manor                              314              303               96.5            438
Old Dutch Farms                          293              284               96.9            391
Park of the Four Seasons                 572              572              100.0            354
                                    --------         --------          ---------        -------

Total on 6/30/99:                      1,824            1,779               97.5%       $   407
Total on 6/30/98:                      1,824            1,786               97.9%       $   395

                                GROSS REVENUES                         NET OPERATING
                                                                       INCOME
                                    6/30/99        6/30/98        6/30/99        6/30/98
Aztec Estates                   $   822,799    $   779,187    $   444,866    $   404,992
Kings Manor                         374,565        370,797        243,059        228,017
Old Dutch Farms                     352,905        346,621        224,677        230,513
Park of the Four Seasons            612,371        589,511        383,912        353,818
                                -----------    -----------    -----------    -----------
                                  2,162,640    $ 2,086,116      1,296,514    $ 1,217,341

Partnership Management:              13,038          9,746        (50,937)       (59,657)

Other Non Recurring expenses:         -----           ----       (123,500)       (98,101)

Debt Service                       (696,317)      (700,360)

Depreciation and Amortization          ----           ----       (234,000)      (227,800)
                                -----------    -----------    -----------    -----------
                                $ 2,175,678    $ 2,095,862    $   191,760    $   131,422


COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

Gross revenues increased $79,816, to $2,176,678 in 1999, as compared to $2,095,862 in 1998. The increase in gross revenues is the result of higher average rents at the Partnership's four communities (see table on previous page).

As described in the Statements of Income total operating expenses increased $19,478, to $1,983,918 in 1999, as compared to $1,964,440 in 1998. The slight increase is due to an increase in property operation expenses.

As a result of the foregoing factors, net income increased to $191,760 for the quarter ended June 30, 1999 from $131,422 for the quarter ended June 30, 1998.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $50,937. Gross expenses of $63,975 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $13,038 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $59,657, $69,403 and $9,746, respectively.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

               (a) Exhibits

                        Exhibit Number            Description
                        --------------            -----------
                             27             Financial Data Schedule

               (b) Reports of Form 8-K
                      There were no reports filed on Form 8-K during the three months ended June 30, 1999.


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


                                         Uniprop Manufactured Housing
                                         Communities Income Fund,
                                         A Michigan Limited Partnership

                                    BY:  P.I. Associates Limited Partnership,
                                         ---------------------------------------
                                         A Michigan Limited Partnership,
                                         its General Partner

                                    BY:  /s/ Paul M. Zlotoff
                                         ---------------------------------------
                                         Paul M. Zlotoff, General Partner

                                    BY:  /s/ Gloria A. Koster
                                         ---------------------------------------
                                         Gloria A. Koster, Principal Financial
                                         Officer



Dated: August 12, 1999

                                  EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION                           PAGE
--------------                      -----------                           ----
     27                        Financial Data Schedule