Form 10-Q
period 1999-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 1999-11-15
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999          Commission File No. 0-15940



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

                                      INDEX

                                                                       Page

PART I    FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets
          September 30, 1999 (Unaudited) and
          December 31, 1998                                             3

          Statements of Income
          Nine months ended September 30, 1999
          and 1998 and Three months ended
          September 30, 1999 and 1998 (Unaudited)                       4

          Statements of Cash Flows
          Nine months ended September 30, 1999
          and 1998 (Unaudited)                                          5

          Notes to Financial Statements
          September 30, 1999 (Unaudited)                                6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                 7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                            10

PART II   OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                      SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                            ------------------                  -----------------
                                                (Unaudited)
Properties:
  Land                                      $        5,280,000                  $       5,280,000
  Buildings And Improvements                        24,076,632                         23,934,391
  Furniture And Fixtures                               160,879                            127,800
  Manufactured Homes                                   904,845                            748,657
                                            ------------------                  -----------------
                                                    30,422,356                         30,090,848

  Less Accumulated Depreciation                     10,292,486                          9,654,556
                                            ------------------                  -----------------
                                                    20,129,870                         20,436,292

Cash And Cash Equivalents                            1,202,892                            537,777
Unamortized Finance Costs                              646,048                            710,548
Other Assets                                         1,016,691                            824,267
                                            ------------------                  -----------------
Total Assets                                $       22,995,501                  $      22,508,884
                                            ------------------                  -----------------

LIABILITIES                                 SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                            ------------------                  -----------------
                                               (UNAUDITED)
Line of Credit                              $          600,000                  $         469,523
Accounts Payable                                        61,330                             76,588
Mortgage Payable                                    32,924,624                         33,119,108
Other Liabilities                                    1,330,739                            847,840
                                            ------------------                  -----------------

Total Liabilities                           $       34,916,693                  $      34,513,059

Partners' Equity:
  General Partner                                   (1,589,919)                        (1,770,028)
  Class A Limited Partners                          (9,734,106)                        (9,636,980)
  Class B Limited Partners                            (597,167)                          (597,167)
                                            ------------------                  -----------------

Total Partners' Equity                             (11,921,192)                       (12,004,175)
                                            ------------------                  -----------------

Total Liabilities And
  Partners' Equity                          $       22,995,501                  $      22,508,884
                                            ------------------                  -----------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF INCOME                                                  NINE MONTHS ENDED                 THREE MONTHS ENDED
        (unaudited)                                          Sept. 30, 1999     Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                                                             --------------     --------------    --------------    --------------
Income:
  Rental Income                                                 $6,187,382        $5,971,994        $2,057,529        $1,983,302
  Other                                                            410,174           341,220           173,367           152,183
                                                                ----------        ----------        ----------        ----------

Total Income                                                    $6,597,556        $6,313,214        $2,230,896        $2,135,485
                                                                ----------        ----------        ----------        ----------

Operating Expenses:
  Administrative Expenses
  (Including $327,796 and $312,361 in Property Management
  Fees Paid to An Affiliate for the Nine Month Period
  Ended Sept. 30, 1999 and 1998, Respectively, and
  $110,679 and $104,362 in Property Management Fees
  Paid to an Affiliate for the Three Month Period
  Ended Sept. 30, 1999 and 1998, Respectively)                   1,314,971         1,351,728           482,093           437,790
  Property Taxes                                                   617,617           622,152           206,286           207,372
  Utilities                                                        376,120           352,795           122,604           116,307
  Property Operations                                              761,841           785,211           264,423           255,355
  Depreciation And Amortization                                    702,430           684,500           234,000           228,200
  Interest                                                       2,062,494         2,102,016           693,490           699,156
                                                                ----------        ----------        ----------        ----------

Total Operating Expenses                                        $5,835,473        $5,898,402        $2,002,896        $1,944,180
                                                                ----------        ----------        ----------        ----------

Net Income                                                      $  762,083        $  414,812        $  228,000        $  191,305
                                                                ----------        ----------        ----------        ----------

Income Per Limited Partnership Unit:
  Class A                                                       $     1.60        $     0.46        $     0.62        $     0.02
  Class B                                                       $     6.75        $     6.00        $     2.25        $     2.00

Distribution Per Limited Partnership Unit
  Class A                                                       $     6.75        $     6.00        $     2.25        $     2.00
  Class B                                                       $     6.75        $     6.00        $     2.25        $     2.00

Weighted Average Number Of Limited
Partnership Units Outstanding
  Class A                                                           20,230            20,230            20,230            20,230
  Class B                                                            9,770             9,770             9,770             9,770

                        See Notes to Financial Statements
                                       -4-

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
      (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                                   ------------------           ------------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                $          762,083           $          414,812

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                637,930                      620,000
  Amortization                                                                 64,500                       64,500
(Increase) Decrease In Other Assets From Operations                          (192,424)                    (185,745)
  Increase  (Decrease) In Accounts Payables                                   (15,258)                     (22,698)
  Increase (Decrease) Other Liabilities From Operations                       482,899                      215,789
                                                                   ------------------           ------------------

Total Adjustments                                                             977,647                      691,846
                                                                   ------------------           ------------------

    Net Cash Provided By (Used In)
      Operating Activities                                                  1,739,730                    1,106,658
                                                                   ------------------           ------------------

Cash Flows From Investing Activities:
  Capital Expenditures                                                       (331,508)                     (86,661)
   Funds From Line of Credit                                                  130,477                      110,607
                                                                   ------------------           ------------------

    Net Cash Provided By (Used In)
      Investing Activities                                                   (201,031)                      23,946
                                                                   ------------------           ------------------

Cash Flows From Financing Activities:
  Distributions To Partners                                                  (679,100)                    (637,000)
  Principal Payments on Mortgage                                             (194,484)                    (176,098)
                                                                   ------------------           ------------------

Net Cash Provided By (Used In)
  Financing Activities                                                       (873,584)                    (813,098)
                                                                   ------------------           ------------------

Increase (Decrease) In Cash                                                   665,115                      317,506

Cash, Beginning                                                               537,777                      649,137
                                                                   ------------------           ------------------

Cash, Ending                                                       $        1,202,892           $          966,643
                                                                   ------------------           ------------------

                        See Notes to Financial Statements
                                       5

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation:

The balance sheet as of September 30, 1999, the related statements of income and statements of cash flow for the periods ended September 30, 1999 and 1998 have been prepared by management, pursuant to the rules and regulations of the Securities and Exchange Commission, without audit by independent public accountants. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of such financial statements have been included.

The financial statements and notes are presented as permitted by the rules and regulations of the Securities and Exchange Commission for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes, which should be consulted.

2.       PAYMENTS TO AFFILIATES:

                                           NINE  MONTHS ENDED                            THREE MONTHS ENDED
                                    SEPT. 30, 1999    SEPT. 30, 1998            SEPT. 30, 1999   SEPT. 30, 1998
                                    --------------    --------------            --------------   --------------
PROPERTY MANAGEMENT FEE
TO UNIPROP, INC.:                   $      327,796    $      312,361            $      110,679   $     104,362

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The capital resources of Uniprop Manufactured Housing Communities Income Fund (the "Partnership") consists primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). The Partnership secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit.

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were expected to be sold or financed within seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years, and they were financed approximately 11 years after their acquisition. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on such line of credit, floats 180 basis points above 1 month LIBOR, which on September 30, 1999 was 5.66%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past two years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of September 30, 1999, the outstanding balance on the line of credit was $600,000.

Net Cash from Operations available for aggregate distributions to all Partners in the Partnership during the quarter ended September 30, 1999 amounted to $462,000. The amount available during the same period in 1998 was $419,505. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the third quarter was $143,250, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership.
($57,300,000 x .01 = $573,000 / 4 = $143,250)

The cash available, after payment of the Partnership Management Distribution of $143,250 from Net Cash from Operations, was $318,750. From this amount, the General Partner elected to make a total distribution of $93,750 for the third quarter of 1999, 80.0% or $75,000 was paid to the Limited Partners and 20.0% or $18,750 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 1999, the Partnership cash reserves amounted to $1,202,892. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 97.1% (1,771/1,824 sites) at the end of September 1999, versus 98.1% a year ago. The average monthly rent in September 1999 was approximately $410, or 3.1% more than the $396 average monthly rent in September 1998.

                                    Total            Occupied          Occupancy        Average
                                    Capacity         Sites             Rate             Rent
Aztec Estates                         645              614              95.2%            $454
Kings Manor                           314              300              95.5              438
Old Dutch Farms                       293              285              97.3              397
Park of the Four Seasons              572              572             100.0              358
                                    -----            -----             -----             ----

Total on 9/30/99:                   1,824            1,771              97.1%            $410
Total on 9/30/98:                   1,824            1,790              98.1%            $396

                                            GROSS REVENUES                   NET OPERATING
                                                                                INCOME
                                        9/30/99            9/30/98             9/30/99            9/30/98
Aztec Estates                        $   871,083         $   825,133        $   419,818         $   402,763
Kings Manor                              379,758             363,761            261,606             220,337
Old Dutch Farms                          345,187             341,989            212,318             216,252
Park of the Four Seasons                 618,407             593,453            394,979             364,050
                                     -----------         -----------        -----------         -----------
                                       2,214,435           2,124,336          1,288,721           1,203,402

Partnership Management:                   16,461              11,149            (30,176)            (28,471)

Other Non Recurring expenses:               --                  --             (103,055)            (56,271)

Debt Service                                                                   (693,490)           (699,155)

Depreciation and Amortization               --                  --             (234,000)           (228,200)
                                     -----------         -----------        -----------         -----------

                                     $ 2,230,896         $ 2,135,485        $   228,000         $   191,305

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999
TO QUARTER ENDED SEPTEMBER 30, 1998

Gross revenues increased $95,411, or 4.5%, to $2,230,896 in 1999, as compared to $2,135,485 in 1998. The increase in gross revenues is the result of higher average rents at the Partnership's four communities (see table on previous page).

As described in the Statements of Income, total operating expenses increased $58,716, or 3.0%, to $2,002,896 in 1999, as compared to $1,944,180 in 1998. The increase in total operating expenses is primarily due to higher administrative expenses associated with professional fees.

As a result of the foregoing factors, net operating income increased to $228,000 for the quarter ended September 30, 1999 from $191,305 reported for the same period in 1998.

MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $30,176. Gross expenses of $46,637 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $16,461 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's third quarter were $28,471, $39,620 and $11,149, respectively.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

Not applicable, because the Partnership does not hold any financial instruments subject to market risk.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

              (a) Exhibits

                      Exhibit Number            Description
                           27                   Financial Data Schedule

              (b) Reports on Form 8-K
                      There were no reports filed on Form 8-K during the three months ended September 30, 1999.

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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                          BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                   its General Partner

                          BY:      /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                          BY:      /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer


Dated: November 15, 1999

                                  EXHIBIT INDEX

EXHIBIT NUMBER                      DESCRIPTION                     PAGE

    27                          Financial Data Schedule