Form 10-K
period 1999-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-03-29
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 0-15940


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

                               Yes [X]   No [ ]

As of March 1, 2000, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 2000 appraisal of Partnership properties) held by non-affiliates was approximately $17,652,516.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

PART I


         This form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

         The Partnership filed an S-11 Registration Statement (Registration No. 2-98180) in June 1985, which was declared effective by the Securities and Exchange Commission on September 24, 1985. The Partnership thereafter offered a maximum of 30,000 units of limited partnership interest representing capital contributions by the limited partners to the Partnership of $1,000 per unit (the "Units"). The sale of all 30,000 Units was completed in March 1986, generating $30 million of contributed capital to the Partnership.

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

         The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) obtaining net cash from operations; and (2) obtaining capital appreciation. There can be no assurance that such objectives can be achieved.

         On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the "Financing"). The interest rate on the Financing is 8.24% and the term is 120 months. The loan is amortized over 360 months. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and has been able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than the distributions paid prior to the Financing. Limited Partners continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made and only the original capital contributions were returned on March 26, 1997.

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

Competition

         The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured homesites on a collective basis. This trend may result in increased competition with the Partnership for tenants. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects, which may be in direct competition with one or more of the Properties.

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

Employees

         The Partnership employs two part-time employees to perform Partnership management and investor relations' services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $40,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners, as a group, holding more than 50% of the then outstanding Units. No matters were submitted to Limited Partners for vote during 1999.

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

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2000, the Properties were appraised at an aggregate fair market value of $58,675,000. Assuming a sale of the four properties at the appraised value in March 2000, less payment of 3.0% selling expenses, mortgage debt of $32,879,105, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $17,652,516, or $588 per Unit, as of March 31, 2000. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 2000, the Partnership had approximately 2,650 Limited Partners holding Units.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 1999, 1998, 1997, 1996 and 1995:

                            FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED             ENDED             ENDED             ENDED             ENDED
                              DECEMBER         DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 1999         31, 1998          31, 1997          31, 1996          31, 1995
                            -----------       -----------       -----------       -----------       -----------
Total Assets                $22,403,064       $22,508,884       $23,052,433       $21,307,555       $21,822,565
                            ===========       ===========       ===========       ===========       ===========
Income                       $8,748,916        $8,451,561        $8,234,904        $7,751,358        $7,502,221
Expenses                     (7,977,428)       (7,934,674)       (7,175,119)       (4,776,905)       (4,513,031)
                            -----------       -----------       -----------       -----------       -----------
Net Income                    $ 771,488         $ 516,887        $1,059,785        $2,974,453        $2,989,190
                            ===========       ===========       ===========       ===========       ===========
Distributions to
Limited Partners,
per Unit                          $9.25                $8            $1,052              $100              $100
Income per Unit:
Class A                              $8                $2               $17               $69               $69

Class B                             $46               $39               $52              $100              $100

Weighted  average
number of Units
outstanding:
Class A                          20,230             20,230             20,230            20,230            20,230
Class B                           9,770              9,770              9,770             9,770             9,770




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

         The Partnership had no capital expenditure commitments as of December 31, 1999 and does not anticipate any during the next fiscal year.

         In an effort to provide Limited Partners with a full return of original capital contributions of $1,000 per unit, the General Partner, with majority consent from the Limited Partners, mortgaged the four Properties owned by the Partnership on March 25, 1997 in the aggregate amount of $33,500,000. The General Partner acknowledges that the mortgages impose some risks to the Partnership, but considers that such risks are not greater than risks typically associated with real estate financing.

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves have been distributed to the Partners, quarterly.

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 1999, the Partnership cash reserves amounted to $1,113,061. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $600,000 with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 1999 was 5.95%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past four years, sales of the new and used model homes has been steady and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 1999, the outstanding balance on the line of credit was $600,000. During 2000, the General Partner has determined that cash reserves are adequate, and that the Partnership may therefore begin to pay down the outstanding balance on the line of credit. If the Partnership's consultant, Manufactured Housing Services, agrees with the Partnership's intent to pay down the balance, payments will be quarterly until the balance is paid in full.

         On March 25, 1997 the Partnership completed the Financing pursuant to which the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The interest rate on the Financing is 8.24%, and the term is 120 months. The loan is amortized over 360 months. On March 26, 1997, the

Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although, due to payment of debt service resulting from the Financing, in amounts substantially lower than paid prior to the financing. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contributions were returned on March 26, 1997.

         Net Cash from Operations available for aggregate distributions to all Partners during the year ended December 31, 1999 amounted to $1,724,770. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus depreciation and amortization expense. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

         The yearly Partnership Management Distribution due and paid to the General Partner for 1999 was $569,250, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

         The cash available after payment of the Partnership Management Distribution of $569,250 from Net Cash from Operations was $1,155,520. From this amount the General Partner elected to make a total distribution of $346,850 for 1999, 80.0% of which, or $277,500, was paid to the Limited Partners and 20.0% of which, or $69,350, was paid to the General Partner. The remaining Net Cash from Operations was used to reduce debt and purchase certain equipment.

Results of Operations

         a.  Distributions

         For the year ended December 31, 1999, the Partnership made distributions to Limited Partners of $9.25 per Unit held, or $277,500. In 1998 the Partnership made distributions to Limited Partners of $8.00 per Unit held, or $240,000. In 1997 the Partnership made distributions to Limited Partners of $1,052 per Unit held, or $31,568,400. The General Partner received distributions totaling $638,600, $611,500, and $871,000 during the same periods. Included in the 1997 distributions was $30,000,000, which was the result of the 1997 financing, constituting a complete return of the Limited Partners' original capital contributions of $1,000 per Unit.

         b.  Net Income

         For the years ended December 31, 1999, 1998 and 1997 net income was $771,488, $516,887 and $1,059,785 on total revenues of $8,748,916, $8,451,561 and $8,234,904. The increase in net income from 1998 to 1999 is the result of higher gross revenues. The significant decline in net income from 1997 to 1998 is due primarily to the Partnership's first full year of interest payments associated with the Financing and an increase in property operating expenses.

         Net income, plus depreciation and amortization, less distributions to all Partners, was $808,670, $601,960 and $650,476, for the years ended December 31,1999, 1998, and 1997, respectively. The $650,476 indicated for 1997 excludes the effects of the Financing, which resulted in a $30,000,000 distribution to Limited Partners.

         c.  Partnership Management

         Net expenses for the management of the Partnership (i.e. gross expenses for such management, less transfer fees, interest on reserves and interest on funds awaiting distribution) were $162,104 in 1999, $246,847 in 1998 and $459,343 in 1997.

         The decrease in net expenses for the management of the Partnership from 1998 to 1999 is due to lower legal and professional fees. The decrease in net expenses from 1997 to 1998 is the result of higher legal expenses associated with the Proxy Statement that was submitted to the Limited Partners in connection with the Financing.

         d.  Property Operations

         Overall, the four Properties had a combined average occupancy of 96.8% (1,766/1,824 sites) as of December 1999; 97.4% as of December 1998; and 98.2% as of December 1997. The average collected monthly rent as of December 1999 was approximately $411 per homesite versus $398 as of December 1998 and $386 as of December 1997, an increase each year of 3.3% and 3.1%, respectively.

                         TOTAL
                         SITES         OCCUPIED SITES               OCCUPANCY RATE            AVERAGE RENT
                         -----         --------------              ---------------            ------------
                                 1999     1998     1997       1999       1998     1997   1999     1998     1997
                                 ----     ----     ----       ----       ----     ----   ----     ----     ----
Aztec Estates            645      614      616      628       95.2%     95.5%    97.4%  $ 454    $ 441    $ 427

Kings Manor              314      298      304      308       94.9      96.8     98.1     438      422      405
Old Dutch Farms          293      282      284      288       96.3      96.9     98.3     401      388      393
Park 4 Seasons           572      572      572      568      100.0     100.0     99.3     362      347      332
                       -----    -----    -----    -----      -----     -----     ----   -----    -----    -----
            Overall    1,824    1,766    1,776    1,792       96.8%     97.4%    98.2%  $ 411    $ 398    $ 386


         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 1999, 1998 and 1997.


                                                GROSS REVENUE                                NET OPERATING INCOME
                                                                                               AND NET INCOME
                                   ---------------------------------------------   ---------------------------------------------
                                          1999            1998             1997           1999           1998            1997
                                          ----            ----             ----           ----           ----            ----
Aztec Estates                       $3,292,625      $3,187,994       $3,101,572     $ 1,635,311     $ 1,652,513      $ 1,643,833
Kings Manor                          1,491,893       1,470,598        1,405,468         915,165         923,980          892,472
Old Dutch Farms                      1,403,048       1,378,539        1,319,097         893,138         897,758          873,242
Park of the Four Seasons             2,501,226       2,373,946        2,345,585       1,515,013       1,426,937        1,378,661
                                     ---------       ---------        ---------      ---------        ---------        ---------
                                    $8,688,792      $8,411,077       $8,171,722     $ 4,958,627     $ 4,901,188      $ 4,788,208
Partnership
 Management                             60,124          40,484           63,182       (162,104)        (246,847)        (459,343)
Other Non-Recurring
Expenses                                                                              (231,720)        (345,512)        (235,746)


Debt Service                                                                        (2,840,033)      (2,855,369)      (2,142,196)

Depreciation and
Amortization                                                                          (953,282)        (936,573)        (891,138)
                                    ---------        ---------        ---------      ---------        ---------        ---------

TOTAL:                              $8,748,916      $8,451,561       $8,234,904     $  771,488      $   516,887      $ 1,059,785

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

         Gross revenues increased $297,355, or 3.5%, to $8,748,916 in 1999, compared to $8,451,561 in 1998. The increase was primarily the result of the increase in rental income due to higher average monthly rents. (See table on previous page.)

         As described in the Statements of Income, the Partnership's operating expenses increased minimally, from $7,934,674 in 1998, to $7,977,428 in 1999.

         As a result of the foregoing factors, net income increased from $516,887 in 1998 to $771,488 in 1999.

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

Year 2000 Costs

         The Partnership's significant business relations with external parties, including its banking and vendor relations, along with its information systems were fully "Year 2000" compliant and therefore, there were no adverse effects related to "Year 2000".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

         Note Payable: At December 31, 1999 the Partnership had a note payable outstanding in the amount of $32,879,105. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At December 31, 1999 the Partnership owed $600,000 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

         A 10% adverse change in interest rates on the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal years ended December 31, 1999, 1998 and 1997, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership. From November 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner of P.I. Associates. GP P.I. Associates Corp. is wholly owned by Paul M. Zlotoff. Under the amended partnership agreement of P.I. Associates, all actions taken by P.I. Associates must be approved by both general partners.

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 50, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

         The following individuals are the directors and officers of GP P.I. Associates Corp.:

Name and Age                               Position Held
------------                               -------------

Paul M. Zlotoff, 50                        Director and President, Secretary and
                                           Treasurer

Arthur Weiss, 50                           Director

Charles Soberman, 50                       Director

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

         Charles Soberman, 50, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Under the Articles of Incorporation of GP P.I. Associates Corp., until such time as the notes payable to the lender in connection with the Financing have been discharged and the liens have been released from the Properties, certain major corporate actions may be taken only with the unanimous vote of the directors of GP P.I. Associates Corp. These actions include:

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT

         The Partnership is a limited partnership formed pursuant to the Michigan Uniform Limited Partnership Act, as amended. The General Partner, P.I. Associates Limited Partnership, is vested with full authority as to the general management and supervision of the business and other affairs of the Partnership, subject to certain constraints in the partnership agreement and consulting agreement. Limited Partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. To the Partnership's knowledge, no person owns of record or beneficially, more than five percent of the Partnership's Units.

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

         Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a Contingent Purchase Price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner. The Contingent Purchase Price for each Property was determined by reference to the average of two independent real estate appraisals that were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller becomes entitled to any unpaid Contingent Purchase Price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. Because the Financing resulted in a complete return of the Limited Partners' capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers did receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997. The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Old Dutch Farms, $452,359; and Park of the Four Seasons, $1,113,594. The partial payment made for each property was as follows: Aztec Estates, $594,088; Kings Manor, $228,987; Old Dutch Farms, $195,544; and Park of the 4 Seasons, $481,381. The maximum amounts remaining which could be payable to the successors of the sellers are as follows: Aztec Estates, $780,235; Kings Manor, $300,737; Old Dutch Farms, $256,815; and Park of the Four Seasons, $632,213. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time.

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. As of December 31, 1999, the General Partner had earned and was entitled to an Incentive Management Interest of $18,750. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 1999 aggregate appraised value of $57,300,000, the Partnership Management Distribution due to the General Partner was $573,000. The Partnership Management Distribution paid to the General Partner during 1999 was $569,250, a portion of which was calculated on the 1998 aggregate appraised value of $55,800,000. As of December 31, 1999, the Partnership Management Distribution due the General Partner totaled $143,250. This amount was paid to the General Partner on February 15, 2000 from cash reserves. Based on the Properties' March 2000 aggregate appraised value of $58,675,000, the Partnership Management Distribution due the General Partner for the Partnership's 2000 fiscal year will be $586,750 ($58,675,000 x 1.0% = $586,000).

         Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $432,033: Aztec Estates, $164,102; Kings Manor, $74,695; Old Dutch Farms, $69,343; and Park of the Four Seasons, $123,893. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $158,491 for performing local property management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

     (a) Financial Statements

     (1) The following financial statements and related documents are filed with this Report:

            (i)   Report of Independent Certified Public Accountants

            (ii) Balance Sheets as of December 31, 1999 and 1998 and Statements of Income for the fiscal years ended December 31, 1999, 1998 and 1997


            (iii) Statements of Partners' Equity for the fiscal years ended
                  December 31, 1999, 1998 and 1997

            (iv) Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997

     (2) The following financial statement schedule is filed with this report:

                Schedule III - Real Estate and Accumulated
                Depreciation for the fiscal years ended December 31, 1999, 1998 and 1997

     (3)    Exhibits

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

     10(f) First Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

     27     Financial Data Schedule

     28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2000.

            (b)      Reports on Form 8-K

     The Partnership did not file any Forms 8-K during the fourth quarter of 1999.

\

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

                                    Uniprop Manufactured Housing Communities
                                     Income Fund, a Michigan Limited Partnership

                                    BY:  P.I. Associates Limited Partnership,
                                         General Partner


Dated: March 30, 2000                    BY:  /s/ Paul M. Zlotoff
                                              ------------------------------
                                              Paul M. Zlotoff, General Partner


                                    BY:  GP P.I. Associates Corp.,
                                         General Partner


Dated: March 30, 2000                    BY:  /s/ Paul M. Zlotoff
                                              ------------------------------
                                              Paul M. Zlotoff, President






         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Gloria A. Koster                By:  /s/ Paul M. Zlotoff
    ---------------------                     --------------------
    Gloria A. Koster                          Paul M. Zlotoff
    (Chief Financial Officer)                 (Principal Executive Officer)
                                              (President & Director of GP
                                               P.I. Associates Corp)


Dated: March 30, 2000                    Dated: March 30, 2000


By:  /s/ Susann Szepytowski              By:  /s/ Charles A. Soberman
     ----------------------                   -----------------------
     Susann Szepytowski                       (Director of GP P.I.
     (Controller)                              Associates Corp.)



Dated: March 30, 2000                    Dated: March 30, 2000

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

3(d)                First Amendment to                        Incorporated by reference to
                    Agreement                                 Form 10-K for the fiscal year
                    of Limited Partnership                    ended December 31, 1996.

3(e)                Second Amendment to                       Incorporated by reference to Form
                    Agreement of Limited                      reference to Form 10-K fiscal year
                    Partnership                               ended December 31, 1996.

4                   Form of Certificate of Limited            Incorporated by reference to Form
                    Partnership Interest in the               10-K for fiscal year ended
                    Partnership (originally filed with        December 1997.
                    Form 10-K for the fiscal year ended
                    December 31, 1986).

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

10(f)               First Amended and Restated Consulting    Filed Herewith
                    Agreement among the Partnership, the
                    General Partner and the Consultant.


27                  Financial Data Schedule                  Filed herewith.

28                  Letter summary of the                    Filed herewith.
                    Estimated fair market
                    values of the Partnership's
                    four manufactured housing
                    Communities, as of March
                    1, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
Communities Income Fund
(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

February 4, 2000

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS






December 31,                                                                               1999                1998
--------------------------------------------------------------------------------------------------------------------

ASSETS

PROPERTY AND EQUIPMENT (Note 2)
  Buildings and improvements                                                    $    24,134,260       $  23,934,391
  Land                                                                                5,280,000           5,280,000
  Manufactured homes and improvements                                                 1,002,680             748,657
  Furniture and equipment                                                               169,741             127,800
-------------------------------------------------------------------------------------------------------------------

                                                                                     30,586,681          30,090,848
  Less accumulated depreciation                                                      10,521,838           9,654,556
-------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                           20,064,843          20,436,292

Cash                                                                                  1,113,061             537,777
Unamortized financing costs                                                             624,548             710,548
Other assets (Note 3)                                                                   600,612             824,267
-------------------------------------------------------------------------------------------------------------------

                                                                                $    22,403,064       $  22,508,884
===================================================================================================================

LIABILITIES AND PARTNERS' DEFICIT

Note payable (Note 2)                                                           $    32,879,105       $  33,119,108
Line-of-credit (Note 4)                                                                 600,000             469,523
Accounts payable                                                                        197,810              76,588
Other liabilities (Note 5)                                                              874,936             847,840
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    34,551,851          34,513,059
-------------------------------------------------------------------------------------------------------------------

PARTNERS' DEFICIT
  Class A limited partners                                                           (9,656,324)         (9,636,980)
  Class B limited partners                                                             (238,133)           (597,167)
  General partner                                                                    (2,254,330)         (1,770,028)
-------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' DEFICIT                                                             (12,148,787)        (12,004,175)
-------------------------------------------------------------------------------------------------------------------

                                                                                $    22,403,064       $  22,508,884
===================================================================================================================
                                                                   See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME






Year Ended December 31,                                                  1999                 1998              1997
---------------------------------------------------------------------------------------------------------------------

INCOME
  Rental                                                        $   8,226,292        $   8,004,749       $  7,821,138
  Interest                                                             63,526               45,423             73,543
  Other                                                               459,098              401,389            340,223
---------------------------------------------------------------------------------------------------------------------

                                                                    8,748,916            8,451,561          8,234,904
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  Property operations                                               2,570,534            2,568,006          2,354,635
  Depreciation and amortization                                       953,282              936,573            891,138
  Property taxes                                                      867,491              797,971            792,452
  Administrative (Note 6)                                             746,088              776,755            994,698
  Interest                                                          2,840,033            2,855,369          2,142,196
---------------------------------------------------------------------------------------------------------------------

                                                                    7,977,428            7,934,674          7,175,119
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                      $     771,488        $     516,887       $  1,059,785
=====================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 8)
  Class A                                                       $           8        $           2       $         17
  Class B                                                       $          46        $          39       $         52

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT (Note 8)
    Class A                                                     $        9.25        $           8       $      1,052
    Class B                                                     $        9.25        $           8       $      1,052

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
    Class A                                                            20,230               20,230             20,230
    Class B                                                             9,770                9,770              9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER                         $     154,298        $     103,377       $    211,957

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                      $     638,600        $     611,500       $    871,000
=====================================================================================================================
                                                                      See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                                                      TOTAL
                                                                           Class A              Class B           PARTNERS'
                                                       General             Limited              Limited              EQUITY
                                                       Partner            Partners             Partners           (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 1997                        $     (602,862)      $  11,438,140      $     8,874,775      $   19,710,053

Distributions to partners                             (871,000)        (21,287,624)         (10,280,776)        (32,439,400)

Net income for the year                                211,957             339,548              508,280           1,059,785
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                          (1,261,905)         (9,509,936)            (897,721)        (11,669,562)

Distributions to partners                             (611,500)           (161,840)             (78,160)           (851,500)

Net income for the year                                103,377              34,796              378,714             516,887
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                          (1,770,028)         (9,636,980)            (597,167)        (12,004,175)

Distributions to partners                             (638,600)           (187,128)             (90,372)           (916,100)

Net income for the year                                154,298             167,784              449,406             771,488
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                      $   (2,254,330)      $  (9,656,324)     $      (238,133)     $  (12,148,787)
===========================================================================================================================
                                                                           See accompanying notes to financial statements.


                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS





Year Ended December 31,                                                   1999                 1998               1997
-----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $     771,488        $     516,887      $   1,059,785
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation                                                     867,282              850,574            826,638
      Amortization                                                      86,000               85,999             64,500
      Gain on disposals of property and equipment                      (54,075)             (99,577)           (86,216)
      Decrease (increase) in other assets                              223,655             (339,860)           123,349
      Increase (decrease) in accounts payable                          121,222              (39,478)             5,483
      Increase (decrease) in other liabilities                          27,096              (43,233)          (100,546)
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            2,042,668              931,312          1,892,993
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                (1,322,832)          (1,285,501)          (956,133)
  Proceeds from disposals of property and equipment                    881,074            1,220,554            653,082
  Payment of contingent purchase price                                       -                    -         (1,500,000)
----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (441,758)             (64,947)        (1,803,051)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Distributions to partners                                           (916,100)            (851,500)       (32,439,400)
  Repayment of note payable                                           (240,003)            (236,832)          (144,060)
  Net advances (payments) under line of credit                         130,477              110,607           (136,384)
  Proceeds from note payable                                                 -                    -         33,500,000
  Payment for financing costs                                                -                    -           (861,047)
----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (1,025,626             (977,725)           (80,891)
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                        575,284             (111,360)             9,051

CASH, at beginning of year                                             537,777              649,137            640,086
----------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                             $   1,113,061        $     537,777      $     649,137
======================================================================================================================
                                                                       See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




1.    SUMMARY OF ACCOUNTING      ORGANIZATION AND BUSINESS
      POLICIES
                                 Uniprop Manufactured Housing Communities Income
                                 Fund, a Michigan Limited Partnership (the
                                 "Partnership") acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of four manufactured housing communities (the
                                 "properties") located in Florida, Minnesota and Michigan. The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985.

                                 The general partner of the Partnership is P. I. Associates Limited Partnership. Taxable investors acquired 20,230 Class A units, and 9,770 Class B units were acquired by tax exempt investors. Depreciation is allocated only to holders of Class A units and to the general partner.

                                 USE OF ESTIMATES

                                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                 FAIR VALUE OF FINANCIAL INSTRUMENTS

                                 The carrying amounts of the Partnership's financial instruments, which consist of cash, the line-of-credit and note payable, approximate their fair values.

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

                                                   NOTES TO FINANCIAL STATEMENTS




                                 PROPERTY AND EQUIPMENT

                                 Property and equipment are stated at cost.
                                 Depreciation is provided using the
                                 straight-line method over the following
                                 estimated useful lives:

                                 Buildings and improvements                                         30 years
                                 Manufactured homes and improvements                                30 years
                                 Furniture and equipment                                          3-10 years

                                 Accumulated depreciation for tax purposes was $11,939,258 and $10,989,216 as of December 31,
                                 1999 and 1998, respectively.

                                 Long-lived assets, such as property and
                                 equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 1999.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In June 1998, the Financial Accounting
                                 Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137, will become effective in fiscal 2001, and is not expected to have an impact on the Partnership's financial statements.

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

                                 The proceeds of the note were used primarily to return to the limited partners their original $30,000,000 capital contribution, to pay certain amounts to the general partner as described in Note 6, and to pay related financing costs.

                                 Future maturities on the note payable for the next five years are as follows: 2000 - $265,000; 2001 - $295,000; 2002 - $320,000;
                                 2003 - $350,000; and 2004 - $372,000.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



3.    OTHER ASSETS               At December 31, 1999 and 1998, "Other assets"
                                 included cash of approximately $216,000 and $372,000, respectively, in an escrow account for property taxes, capital improvements, and debt service payments, as required by the Partnership's note payable agreement, which is restricted from operating use.

                                 At December 31, 1999 and 1998, "Other assets" also included cash of $231,000 and $241,000, respectively, in a security deposit escrow account for two of the Partnership's properties, as required by the laws of the state in which they are located, which is restricted from operating use.

4.    LINE-OF-CREDIT             The Partnership currently has an unsecured
                                 $600,000 revolving line-of-credit agreement with a bank. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 1999 was 7.75%.

5. OTHER LIABILITIES             Other liabilities consisted of:



                                        December 31,                                        1999               1998
                                        ----------------------------------------------------------------------------
                                        Tenants' security deposits                 $     543,541      $     528,008
                                        Accrued interest                                 156,000            158,691
                                        Accrued property taxes                            11,894             11,894
                                        Other                                            163,501            149,247
                                        ---------------------------------------------------------------------------

                                        TOTAL                                      $     874,936      $     847,840
                                        ---------------------------------------------------------------------------


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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




                                 FEES AND EXPENSES

                                 During the years ended December 31, 1999, 1998 and 1997 the affiliate earned property management fees of $432,033, $419,223 and $404,514, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $5,012 and $776 by the affiliate at December 31, 1999 and 1998, respectively.

                                 Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amounts of $158,491, $141,046 and $128,094, in 1999, 1998 and 1997, respectively, to perform local property management and investor relations services for the Partnership.

                                 CONTINGENT PURCHASE PRICE

                                 The general partner of P.I. Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other distribution of one or more of the properties, but only after the receipt by the limited partners of any shortfall in their 9% cumulative preferred return, plus the return of their adjusted capital contribution.

                                 Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 1999.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS





7.    RECONCILIATION OF                 Year Ended December 31,                 1999           1998           1997
                                        ---------------------------------------------------------------------------
      FINANCIAL STATEMENT
      INCOME AND TAXABLE                Income   per  the   financial
      INCOME                              statements                    $   771,488    $    516,887     $1,059,785

                                        Adjustments  to  depreciation
                                          for difference in methods         (82,759)        (79,790)       (74,828)

                                        Adjustments    for    prepaid
                                          rent,       meals       and
                                          entertainment                      19,926           6,079          3,379
                                        --------------------------------------------------------------------------

                                        Income Per the  Partnership's
                                          Tax Return                    $   708,655    $    443,176     $  988,336
                                        ==========================================================================


8.    PARTNERS' CAPITAL          Subject to the orders of priority under certain
                                 specified conditions more fully described in the Agreement of Limited Partnership (as amended on February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                                 DISTRIBUTIONS

                                 The general partner receives a quarterly
                                 Partnership Management Distribution equal to
                                 .25% of the appraised value of the properties of the Partnership (equal to $573,000 annually based on current 1999 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



9.    CONTINGENCY               The Partnership is currently undergoing a sales
                                and use tax audit which is being conducted by the Florida Department of Revenue. No provision for any expense related to this ongoing audit has been recorded in the accompanying financial statements since management believes the eventual liability (if any) that may result will not be a material amount.

10.   SUPPLEMENTAL CASH         Cash paid for interest totaled approximately
      FLOW INFORMATION          $2,843,000, $2,854,000 and $1,984,000 in 1999,
                                1998 and 1997, respectively.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1999




       Column A             Column B                Column C                     Column D
-----------------------   --------------   ---------------------------   --------------------------
                                                                                             Costs
                                                                                       Capitalized
                                                                                     Subsequent to
                                                  Initial Cost                         Acquisition
                                           ---------------------------   --------------------------
                                                       Buildings and                 Buildings and
Description               Encumbrance            Land  Improvements         Land      Improvements
---------------------------------------------------------------------------------------------------

Aztec Estates
   (Margate, FL)       $  12,439,795     $  2,199,868  $ 8,799,475       $     -        $  843,395


Kings Manor
   (Ft. Lauderdale,        6,284,002          847,923    3,391,694             -           424,116
    FL)

Park of the Four
Seasons
    (Blaine, MN)           8,531,313        1,508,121    6,032,483             -           778,434

Old Dutch Farms
   (Novi, MI)              5,623,995          724,088    2,896,348             -           968,315
--------------------------------------------------------------------------------------------------

                         $32,879,105     $  5,280,000  $21,120,000       $     -        $3,014,260

==================================================================================================






                                           Column E                               Column F       Column G       Column H
                             ------------------------------------------------  --------------   -----------  ---------------


                                    Gross Amount at Which Carried                                              Life on Which
                                            at Close of Period                                               Depreciation in
                             ------------------------------------------------                                  Latest Income
                                           Buildings and                        Accumulated         Date        Statement is
Description                         Land    Improvements             Total     Depreciation     Acquired            Computed
-----------------------------------------------------------------------------------------------------------------------------

Aztec Estates
   (Margate, FL)             $  2,199,868    $ 9,642,870     $  11,842,738     $  4,277,034         1986           30 years


Kings Manor
   (Ft. Lauderdale,               847,923      3,815,810         4,663,733        1,659,628         1986           30 years
    FL)

Park of the Four
Seasons
    (Blaine, MN)                1,508,121      6,810,917         8,319,038        1,566,587         1986           30 years

Old Dutch Farms
   (Novi, MI)                     724,088      3,864,663         4,588,751        2,897,447         1986           30 years
-----------------------------------------------------------------------------------------------------------------------------

                             $  5,280,000    $24,134,260     $  29,414,260     $ 10,400,696
=============================================================================================================================

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1999



1.   RECONCILIATION OF BUILDINGS            The following table reconciles buildings and improvements from January 1, 1997
     AND IMPROVEMENTS                       to December 31, 1999:



                                                                                      1999              1998             1997
                                            ----------------------------------------------------------------------------------

                                            BALANCE, at January 1           $   23,934,391    $   23,862,182   $   22,128,664

                                            Additions to buildings and
                                              improvements                         199,869            72,209          233,518

                                            Partial payment of
                                              contingent purchase price                  -                 -        1,500,000
                                            ---------------------------------------------------------------------------------

                                            BALANCE, at December 31         $   24,134,260    $   23,934,391   $   23,862,182
                                            =================================================================================

                                            There were no additions to land during this three-year period.


2.   RECONCILIATION OF
     ACCUMULATED DEPRECIATION               The following table reconciles the accumulated depreciation from January 1,
                                            1997 to December 31, 1999:

                                                                                      1999              1998            1997
                                            ---------------------------------------------------------------------------------

                                            BALANCE, at January 1           $    9,550,371     $   8,711,473    $   7,905,581

                                            Current year depreciation
                                              expense                              850,325           838,898          805,892
                                            ---------------------------------------------------------------------------------

                                            BALANCE, at December 31         $   10,400,696     $   9,550,371    $   8,711,473
                                            =================================================================================

3.   TAX BASIS OF BUILDINGS                 The aggregate cost of buildings and improvements for federal income tax purposes
     AND IMPROVEMENTS                       is equal to the cost basis used for financial statements purposes.