Form 10-Q
period 2000-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-05-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000                 Commission File No. 0-15940



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

                                     INDEX

                                                                                                 Page
                                                                                                 ----

PART I                 FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  March 31, 2000 (Unaudited) and
                  December 31, 1999                                                               3

                  Statements of Income
                  Three months ended March 31, 2000
                  and 1999                                                                        4

                  Statements of Cash Flows
                  Three months ended March 31, 2000
                  and 1999 (Unaudited)                                                            5

                  Notes to Financial Statements
                  March 31, 2000 (Unaudited)                                                      6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                   7

ITEM 3.           QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                                   9

PART II                OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                               10



             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP



                                 BALANCE SHEETS



ASSETS                                        MARCH 31, 2000                    DECEMBER 31, 1999
                                              --------------                    -----------------
                                                (Unaudited)
Properties:
  Land                                        $    5,280,000                    $       5,280,000
  Buildings And Improvements                      24,151,520                           24,134,260
  Furniture And Fixtures                             194,427                              169,741
  Manufactured Homes                                 954,101                            1,002,680
                                              --------------                    -----------------
                                                  30,580,048                           30,586,681

  Less Accumulated Depreciation                   10,738,658                           10,521,838
                                              --------------                    -----------------
                                                  19,841,390                           20,064,843

Cash And Cash Equivalents                          1,261,026                            1,113,061
Unamortized Finance Costs                            603,048                              624,548
Other Assets                                         835,117                              600,612
                                              --------------                    -----------------

Total Assets                                  $   22,540,581                    $      22,403,064
                                              --------------                    -----------------


LIABILITIES                                   MARCH 31, 2000                    DECEMBER 31, 1999
                                              --------------                    -----------------
                                                (UNAUDITED)

Line of Credit                                $      600,000                    $         600,000
Accounts Payable                                     146,305                              197,810
Mortgage Payable                                  32,785,269                           32,879,105
Other Liabilities                                  1,076,491                              874,936
                                              --------------                    -----------------

Total Liabilities                             $   34,608,065                    $      34,551,851

Partners' Equity:
  General Partner                                 (2,140,916)                          (2,254,330)
  Class A Limited Partners                        (9,688,436)                          (9,656,324)
  Class B Limited Partners                          (238,133)                            (238,133)
                                              --------------                    -----------------

Total Partners' Equity                           (12,067,484)                         (12,148,787)
                                              --------------                    -----------------

Total Liabilities And
  Partners' Equity                            $   22,540,581                    $      22,403,064
                                              --------------                    -----------------



                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                                             THREE MONTHS ENDED
     (unaudited)                                                                March 31, 2000                      March 31, 1999
                                                                                ------------------                  --------------
Income:
  Rental Income                                                                 $        2,112,733                  $    2,059,783
  Other                                                                                    153,653                         131,199
                                                                                ------------------                  --------------

Total Income                                                                    $        2,266,386                  $    2,190,982
                                                                                ------------------                  --------------


Operating Expenses:
  Administrative Expenses
  (Including  $111,883 and $107,844 in Property Management
   Fees Paid to An Affiliate for the Three Month Period
  Ended March 31, 2000 and 1999, Respectively)                                             461,076                         452,771
  Property Taxes                                                                           211,125                         205,057
  Utilities                                                                                132,776                         124,206
  Property Operations                                                                      235,861                         259,509
  Depreciation And Amortization                                                            238,320                         234,000
  Interest                                                                                 668,925                         672,687
                                                                                ------------------                  --------------

Total Operating Expenses                                                        $        1,948,083                  $    1,948,230
                                                                                ------------------                  --------------

Net Income                                                                      $          318,303                  $      242,752
                                                                                ------------------                  --------------

Income Per Limited Partnership Unit:
  Class A                                                                       $             5.32                  $         3.38
  Class B                                                                       $            15.04                  $        12.88

Distribution Per Limited Partnership Unit
  Class A                                                                       $             2.50                  $         2.00
  Class B                                                                       $             2.50                  $         2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                                                 20,230                          20,230
    Class B                                                                                  9,770                           9,770






                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
      (unaudited)
                                                                                 THREE MONTHS ENDED
                                                                     March 31, 2000               March 31, 1999
                                                                     --------------               --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                                  $      318,303               $      242,752

Adjustments To Reconcile Net Income
  (Loss) To Net Cash Provided By
  Operating Activities:
  Depreciation                                                              216,820                      212,500
  Amortization                                                               21,500                       21,500
(Increase) Decrease In Other Assets From Operations                        (234,505)                       8,241
  Increase  (Decrease) In Accounts Payables                                 (51,505)                     (65,393)
  Increase (Decrease) Other Liabilities From Operations                     201,555                      191,995
                                                                     --------------               --------------

Total Adjustments                                                           153,865                      368,843
                                                                     --------------               --------------

    Net Cash Provided By (Used In)
      Operating Activities                                                  472,168                      611,595
                                                                     --------------              ---------------

Cash Flows From Investing Activities:
  Capital Expenditures                                                        6,633                     (234,973)
   Funds From Line of Credit                                                      0                            0
                                                                     --------------               --------------

    Net Cash Provided By (Used In)
      Investing Activities                                                    6,633                     (234,973)
                                                                     --------------               --------------

Cash Flows From Financing Activities:
  Distributions To Partners                                                (237,000)                    (214,500)
  Principal Payments on Mortgage                                            (93,836)                     (75,375)
                                                                     --------------               --------------

Net Cash Provided By (Used In)
  Financing Activities                                                     (330,836)                    (289,875)
                                                                     --------------               --------------

Increase (Decrease) In Cash                                                 147,965                       86,747

Cash, Beginning                                                           1,113,061                      537,777
                                                                     --------------               --------------

Cash, Ending                                                         $    1,261,026               $      624,524
                                                                     --------------               --------------




                        See Notes to Financial Statement

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2000 (Unaudited)


1.   BASIS OF PRESENTATION:

The accompanying unaudited 2000 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 1999.

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

Liquidity

As a result of the Financing, the Partnership's four properties are mortgaged. At the time of the Financing, the aggregate principal amount due under the four mortgage notes was $33,500,000 and the aggregate fair market value of the Partnership's mortgaged properties was $53,200,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 2000 was 6.13%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes and offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 2000, the outstanding balance on the line of credit was $600,000. Because the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected to begin paying down the line of credit. On or about March 31, 2000, the Partnership, in agreement with the Partnership's consultant, made a $75,000 payment on the line and expects to be able to pay for homes being used for the model home program as they are delivered.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 2000 amounted to $556,623. The amount available during the same period in 1999 was $476,752. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the first quarter was $146,687.50, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($58,675,000 x
 .01 = $586,750 / 4 = $146,687.50).

The cash available after payment of the Partnership Management Distribution amounted to $409,936. From this amount, the General Partner elected to make a total distribution of $103,125 for the first quarter of 2000, 80.0% or $82,500 was paid to the Limited Partners and 20.0% or $20,625 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 31, 2000, the Partnership added $306,811 to reserves. During the same quarter in 1999, the Partnership added $249,152 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 96.4% (1,759/1,824 sites) at the end of March 2000, versus 97.6% a year ago. The average monthly rent in March 2000 was approximately $421, or 4.0% more than the $405 average monthly rent in March 1999.


                                            Total           Occupied     Occupancy     Average
                                            Capacity        Sites        Rate          Rent

Aztec Estates                                 645             608          94.3%       $  472
Kings Manor                                   314             300          95.5           451
Old Dutch Farms                               293             279          95.2           403
Park of the Four Seasons                      572             572         100.0           364
                                            -----           -----         -----        ------

Total on 3/31/00:                           1,824           1,759          96.4%       $  421
Total on 3/31/99:                           1,824           1,780          97.6%       $  405


                                          GROSS REVENUES             NET OPERATING
                                                                        INCOME

                                    3/31/00      3/31/99        3/31/00       3/31/99

Aztec Estates                       $   870,088  $   829,540    $    477,425  $   413,646
Kings Manor                             386,497      378,743         246,764      240,621
Old Dutch Farms                         356,915      351,861         211,696      236,104
Park of the Four Seasons                636,749      621,590         420,166      391,092
                                    -----------  -----------    ------------  -----------
                                      2,250,249    2,181,734       1,356,051  $ 1,281,463

Partnership Management:                  16,137        9,248         (75,817)     (59,036)


Other Non Recurring expenses:              ----         ----         (54,686)     (72,988)

Debt Service                                                        (668,925)    (672,687)

Depreciation and Amortization              ----         ----        (238,320)    (234,000)
                                    -----------  -----------    ------------  -----------

                                    $ 2,266,386  $ 2,190,982    $    318,303  $   242,752



COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED MARCH 31, 1999

Gross revenues increased $75,404, or 3.4%, to $2,266,386 in 2000, as compared to $2,190,982 in 1999. The increase was the result of the increase in average monthly rents. (See table on previous page.)

As described in the Statements of Income total operating expenses remained stable at $1,948,083 in 2000, as compared to $1,948,230 in 1999.

As a result of the foregoing factors, net operating income increased to $318,303 as of March 31, 2000 from $242,752 as of March 31, 1999.

ITEM 3.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate rise primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

     Note Payable: At March 31, 2000 the Partnership had a note payable outstanding in the amount of $32,785,269. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

     Line-of-Credit: At March 31, 2000 the Partnership owed $600,000 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

              (a)  Exhibits

                      Exhibit Number              Description
                      --------------              -----------
                         27                   Financial Data Schedule

              (b)  Reports of Form 8-K
                      There were no reports filed on Form 8-K during the three months ended March 31, 2000.

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




                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                               BY: P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                               BY: /s/ Paul  M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                               BY: /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: May 15, 2000

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                      DESCRIPTION                           PAGE
---------------                     -----------                           ----

     27                        Financial Data Schedule