Form 10-Q/A
period 1999-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-07-17
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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


                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                  THREE MONTHS ENDED
    (unaudited)                                             March 31, 1999           March 31, 1998
                                                            --------------           --------------
Income:
  Rental Income                                               $2,059,783               $1,991,887
  Other                                                          131,199                   89,980
                                                              ----------               ----------

Total Income                                                  $2,190,982               $2,081,867
                                                              ----------               ----------

Operating Expenses:
  Administrative Expenses
  (including $107,844 and $103,376 in Property Management
  Fees Paid to An Affiliate for the Three Month Period
  Ended March 31, 1999 and 1998, Respectively)                   452,771                  479,388
  Property Taxes                                                 205,057                  207,405
  Utilities                                                      124,206                  112,356
  Property Operations                                            259,509                  259,633
  Depreciation And Amortization                                  234,000                  228,500
  Interest                                                       672,687                  702,500
                                                              ----------               ----------

Total Operating Expenses                                      $1,948,230               $1,989,782
                                                              ----------               ----------

Net Income                                                    $  242,752               $   92,085
                                                              ----------               ----------

Revised and corrected as of July 7, 2000
Income Per Limited Partnership Unit:
  Class A                                                     $     3.38               $     0.00
  Class B                                                     $    12.88               $     8.55

Distribution Per Limited Partnership Unit
  Class A                                                     $     2.00               $     2.00
  Class B                                                     $     2.00               $     2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                       20,230                   20,230
    Class B                                                        9,770                    9,770




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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                          BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                   its General Partner

                          BY:      /s/ Paul M. Zlotoff
                                   ------------------------------------
                                   Paul M. Zlotoff, General Partner

                          BY:      /s/ Gloria A. Koster
                                   Gloria A. Koster, Principal Financial Officer



Dated: July 17, 2000

                                  EXHIBIT INDEX


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
    27                          Financial Data Schedule