Form 10-Q/A
period 1999-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-07-17
CIK 769856

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

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                        SIX MONTHS ENDED                     THREE MONTHS ENDED
    (UNAUDITED)                                               JUNE 30, 1999     JUNE 30, 1998      JUNE 30, 1999     JUNE 30, 1998
                                                              -------------     -------------      -------------     -------------
Income:
  Rental Income                                               $   4,129,853     $   3,988,692      $   2,070,070     $   1,996,805
  Other                                                             236,807           189,037            105,608            99,057
                                                              -------------     -------------      -------------     -------------

Total Income                                                  $   4,366,660     $   4,177,729      $   2,175,678     $   2,095,862
                                                              -------------     -------------      -------------     -------------

Operating Expenses:
  Administrative Expenses
  (Including  $107,844 and $103,376 in Property Management
  Fees Paid to An Affiliate for the Three Month Period
  Ended June 30, 1999 and 1998, Respectively)                       882,879           913,938            430,108           434,550
  Property Taxes                                                    411,331           414,780            206,274           207,375
  Utilities                                                         253,516           236,488            129,310           124,132
  Property Operations                                               547,418           529,856            287,909           270,223
  Depreciation And Amortization                                     468,000           456,300            234,000           227,800
  Interest                                                        1,369,004         1,402,860            696,317           700,360
                                                              -------------     -------------      -------------     -------------


Total Operating Expenses                                      $   3,932,148     $   3,954,222      $   1,983,918     $   1,964,440
                                                              -------------     -------------      -------------     -------------

Net Income                                                    $     434,512     $     223,507      $     191,760     $     131,422
                                                              -------------     -------------      -------------     -------------

Revised and corrected as of July 7, 2000
Income Per Limited Partnership Unit:
  Class A                                                     $        5.41     $        0.00      $        2.03     $        0.00
  Class B                                                     $       24.39     $       18.37      $       11.51     $        9.82

Distribution Per Limited Partnership Unit
  Class A                                                     $        4.25     $        4.00      $        2.25     $        2.00
  Class B                                                     $        4.25     $        4.00      $        2.25     $        2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                          20,230            20,230             20,230            20,230
    Class B                                                           9,770             9,770              9,770             9,770

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