Form 10-Q/A
period 1999-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-07-17
CIK 769856

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

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP





STATEMENTS OF INCOME                                           NINE MONTHS ENDED                  THREE MONTHS ENDED
     (unaudited)                                                Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                                                                --------------    --------------    --------------    --------------
Income:
  Rental Income                                                  $6,187,382        $5,971,994        $2,057,529         $1,983,302
  Other                                                             410,174           341,220           173,367            152,183
                                                                 ----------        ----------        ----------         ----------

Total Income                                                     $6,597,556        $6,313,214        $2,230,896         $2,135,465
                                                                 ----------        ----------        ----------         ----------

Operating Expenses:
  Administrative Expenses
  (including $327,796, $312,361, $110,679
  and $104,362 in Property Management
  Fees Paid to An Affiliate for the Three Month Period
  Ended Sept. 30, 1999 and 1998, Respectively)                    1,364,971         1,351,728           482,093            437,790
  Property Taxes                                                    617,617           622,152           206,296            207,372
  Utilities                                                         376,120           352,795           122,604            116,307
  Property Operations                                               811,841           785,211           264,423            255,355
  Depreciation And Amortization                                     702,430           684,500           234,000            228,200
  Interest                                                        2,062,494         2,102,016           693,490            699,156
                                                                 ----------        ----------        ----------         ----------

Total Operating Expenses                                         $5,935,473        $5,898,402        $2,002,896         $1,944,180
                                                                 ----------        ----------        ----------         ----------
Net Income                                                       $  662,083        $  414,812        $  228,000         $  191,305
                                                                 ----------        ----------        ----------         ----------

Revised and corrected as of July 7, 2000
Income Per Limited Partnership Unit:
  Class A                                                        $     8.38        $     2.06        $     2.97         $     2.06
  Class B                                                        $    36.87        $    29.71        $    12.48         $    11.34

Distribution Per Limited Partnership Unit
  Class A                                                        $     6.75        $     6.00        $     2.25         $     2.00
  Class B                                                        $     6.75        $     6.00        $     2.25         $     2.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                          20,230            20,230            20,230             20,230
    Class B                                                           9,770             9,770             9,770              9,770



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

    27                          Financial Data Schedule