Form 10-Q
period 2000-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-08-08
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000               Commission File No. 0-15940



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

                                      INDEX


                                                                                      Page

PART I                     FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  June 30, 2000 (Unaudited) and
                  December 31, 1999                                                     3

                  Statements of Income Six months ended June 30, 2000 and 1999
                  (unaudited) and Three months ended
                  June 30, 2000 and 1999 (unaudited)                                    4

                  Statements of Cash Flows
                  Six months ended June 30, 2000
                  and 1999 (Unaudited)                                                  5

                  Notes to Financial Statements
                  June 30, 2000 (Unaudited)                                             6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                         7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                         9

PART II  OTHER INFORMATION                                                              10

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                      11


              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                JUNE 30,2000                     DECEMBER 31, 1999
                                                      ------------                     -----------------
                                                      (Unaudited)

Properties:
  Land                                                    $ 5,280,000                        $ 5,280,000
  Buildings And Improvements                               24,211,276                         24,134,260
  Furniture And Fixtures                                      196,123                            169,741
  Manufactured Homes and Improvements                         951,793                          1,002,680
                                                          -----------                        -----------
                                                           30,639,192                         30,586,681

  Less Accumulated Depreciation                            10,955,479                         10,521,838
                                                          -----------                        -----------
                                                           19,683,713                         20,064,843

Cash And Cash Equivalents                                     959,039                          1,113,061
Unamortized Finance Costs                                     581,548                            624,548
Other Assets                                                1,007,523                            600,612
                                                          -----------                        -----------

Total Assets                                              $22,231,823                        $22,403,064
                                                          ===========                        ===========
LIABILITIES

Line of Credit                                            $   450,000                        $   600,000
Accounts Payable                                              112,692                            197,810
Mortgage Payable                                           32,720,887                         32,879,105
Other Liabilities                                           1,037,574                            874,936
                                                          -----------                        -----------

Total Liabilities                                         $34,321,153                        $34,551,851

Partners' Equity:
  General Partner                                          (2,474,389)                        (2,254,330)
  Class A Limited Partners                                 (9,595,565)                        (9,656,324)
  Class B Limited Partners                                    (19,377)                          (238,133)
                                                          -----------                        -----------

Total Partners' Equity                                    (12,089,330)                       (12,148,787)
                                                          -----------                        -----------

Total Liabilities And
  Partners' Equity                                        $22,231,823                        $22,403,064
                                                          ===========                        ===========

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                SIX MONTHS ENDED                             THREE MONTHS ENDED
                                                      JUNE 30,2000           JUNE 30,1999           JUNE 30, 2000       JUNE 30,1999
                                                      ------------           ------------           -------------       ------------
                                                      (unaudited)             (unaudited)           (unaudited)         (unaudited)

Income:
  Rental Income                                         $4,192,932             $4,129,853             $2,080,199          $2,070,070
  Other                                                    317,434                236,807                163,781             105,608
                                                        ----------             ----------            -----------          ----------

Gross Revenue:                                          $4,510,366             $4,366,660             $2,243,980          $2,175,678
                                                        ==========             ==========            ===========          ==========


Operating Expenses:
  Administrative Expenses
  (Including  $221,253 ,$217,117,$111,883 and $109,273
   in Property Management Fees Paid to An Affiliate for
   the Six and Three Month Period
  Ended June 30, 2000 and 1999, respectively)              974,493                882,879                513,417             430,108
  Property Taxes                                           422,205                411,331                211,080             206,274
  Utilities                                                258,490                253,516                125,714             129,310
  Property Operations                                      478,790                547,418                242,929             287,909
  Depreciation And Amortization                            476,641                468,000                238,321             234,000
  Interest                                               1,353,477              1,369,004                684,552             696,317
                                                        ----------             ----------             ----------          ----------

Total Operating Expenses                                $3,964,096             $3,932,148             $2,016,013          $1,983,918
                                                        ==========             ==========             ==========          ==========

Net Income                                              $  546,270             $  434,512             $  227,967          $  191,760
                                                        ==========             ==========             ==========          ==========


Income Per Limited Partnership Unit:
  Class A                                                    $8.25                  $5.41                  $2.93               $2.03
  Class B                                                   $27.64                 $24.39                 $12.60              $11.51

Distribution Per Limited Partnership Unit
  Class A                                                    $5.25                  $4.25                  $2.75               $2.25
  Class B                                                    $5.25                  $4.25                  $2.75               $2.25

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                 20,230                 20,230                 20,230              20,230
    Class B                                                  9,770                  9,770                  9,770               9,770

                        See Notes to Financial Statements
                                        4

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                              SIX MONTHS ENDED
                                                                                JUNE 30,2000             JUNE 30, 1999
                                                                                ------------             -------------
                                                                                 (unaudited)               (unaudited)

Cash Flows From Operating Activities:
  Net
Income                                                                            $  546,270                $  434,512

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                       433,641                   425,000
  Amortization                                                                        43,000                    43,000
 (Increase) Decrease In Other Assets                                                (406,911)                 (159,777)
  Increase  (Decrease) In Accounts Payables                                          (85,118)                  (12,661)
  Increase (Decrease) Other Liabilities                                              162,638                   398,927
                                                                                   ---------                 ---------

Total Adjustments:                                                                   147,250                   694,489
                                                                                   ---------                 ---------

    Net Cash Provided By (Used In)
      Operating Activities                                                           693,520                 1,129,001
                                                                                   ---------                 ---------

Cash Flows From Investing  Activities:
  Capital Expenditures                                                               (52,511)                 (129,521)
                                                                                   ---------                 ---------
Net Cash Provided By (Used In)
      Investing Activities                                                           (52,511)                 (129,521)

Cash Flows From Financing Activities:
(Net Payments) Advances from Line of Credit                                         (150,000)                  130,477
  Distributions To Partners                                                         (486,813)                 (442,100)
  Principal Payments on Mortgage                                                    (158,218)                 (134,276)
                                                                                   ---------                 ---------

Net Cash Provided By (Used In)                                                      (795,031)                 (445,899)
                                                                                   ---------                 ---------


Increase (Decrease) In Cash and Equivalents                                         (154,022)                  553,581

Cash and Equivalents, Beginning                                                    1,113,061                   537,777
                                                                                   ---------                 ---------

Cash and Equivalents, Ending                                                      $  959,039                $1,091,358
                                                                                   =========                 =========


                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2000 and audited 1999 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 1999.

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were expected to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership for more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on the line of credit floats at 180 basis points above 1 month LIBOR, which on June 30, 2000 was 6.78%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 2000, the outstanding balance on the line of credit was $450,000, a reduction of $150,000 from the balance of $600,000 as of December 31, 1999. In the event that the General Partner deems it necessary to increase the existing line of credit, the General Partner will consult with Manufactured Housing Services, the Partnership's consultant (with whom it is required to consult on such matters) to obtain such increase.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 2000 amounted to $466,288. The amount available during the same period in 1999 was $425,760. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the second quarter was $146,687.50, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($58,675,000 x .01 = $586,750 / 4 = $146,687.50)

The cash available after payment of the Partnership Management Distribution of $146,687.50 from Net Cash from Operations was $319,601. From this amount, the General Partner elected to make a total distribution of $103,125 for the second quarter of 2000, of which 80.0%, or $82,500, was paid to the Limited Partners and 20.0%, or $20,625, was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 2000, the Partnership added $216,475 to reserves. During the same quarter in 1999, the Partnership added $188,760 to cash reserves. The amount placed into reserves is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 95% (1,742/1,824 sites) at the end of June 2000, versus 97% a year ago. The average monthly rent in June 2000 was approximately $425, or 4.4% more than the $407 average monthly rent in June, 1999.


                                    Total          Occupied       Occupancy    Average
                                    Capacity       Sites          Rate         Rent

Aztec Estates                       645            607            94%          $472
Kings Manor                         314            292            93            451
Old Dutch Farms                     293            271            93            407
Park of the Four Seasons            572            572            100           369
                                    ---            ---            ---           ---
Total on 6/30/00:                   1,824          1,742          95%          $425*

Total on 6/30/99:                   1,824          1,779          97%          $407*

* Average Rent is not weighted average.





                                         GROSS REVENUES                          NET INCOME
                                                  FOR THREE MONTHS ENDING JUNE 30, 2000
                                    6/30/00         6/30/99              6/30/00            6/30/99

Aztec Estates                    $  844,920      $  822,799           $  416,047         $  444,866
Kings Manor                         388,388         374,565              239,598            243,059
Old Dutch Farms                     350,192         352,905              196,346            224,677
Park of the Four Seasons            638,284         612,371              399,303            383,912
                                 ----------      ----------           ----------         ----------
                                  2,221,784      $2,162,640           $1,251,294         $1,296,514

Partnership Management:              22,196          13,038              (53,387)           (50,937)

Other Non Recurring expenses:         -----            ----              (47,067)          (123,500)

Interest Expense                                                        (684,552)          (696,317)

Depreciation and Amortization                                           (238,321)          (234,000)
                                 ----------      ----------           ----------         ----------
Total                            $2,243,980      $2,175,678           $  227,967         $  191,760

COMPARISON OF QUARTER ENDED JUNE 30, 2000 TO QUARTER ENDED JUNE 30, 1999

Gross revenues increased $68,302 to $2,243,980 in 2000, as compared to $2,175,678 in 1999. The increase in gross revenues is the result of higher average rents at the Partnership's four communities (see table on above).

As described in the Statements of Income total operating expenses increased $32,095, to $2,016,013 in 2000, as compared to $1,983,918 in 1999. The slight increase is due to an increase in property operating expenses.

As a result of the foregoing factors, net income increased to $227,967 for the quarter ended June 30, 2000 from $191,760 for the quarter ended June 30, 1999.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTH ENDED JUNE 30, 1999

For the first six months of 2000, Gross Revenues were $4,510,366 or 3% above the $4,366,660 for the same period of 1999. Total Operating Expenses for the first two quarters of 2000 were $3,964,096 an increase of 80 basis points compared to $3,932,148 for 1999. Net Income for the first six months ending June 30, 2000 was $546,270, an increase of 26% compared to the first six months ending June 30, 1999.


MANAGEMENT EXPENSES

Net Partnership management expenses paid during the quarter amounted to $53,387. Gross expenses of $75,583 (data processing, accounting and legal expenses, office supplies and wages to employees of the Partnership) were partially offset by income of $22,196 generated by interest on the Partnership's reserves and transfer fees. The figures for last year's second quarter were $50,937, $63,975 and $13,038, respectively.

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

         Note Payable: At June 30, 2000 the Partnership had a note payable outstanding in the amount of $32,720,887. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At June 30, 2000 the Partnership owed $450,000 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

                (a) Exhibits

                       Exhibit Number                    Description
                       --------------                    -----------
                          27                       Financial Data Schedule

                (b) Reports of Form 8-K
                       There were no reports filed on Form 8-K
                       during the three months ended June 30,
                       2000.


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


                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                          BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                   its General Partner

                          BY:      /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                          BY:      /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer



Dated: August 8, 2000

                                  EXHIBIT INDEX



EXHIBIT NUMBER                      DESCRIPTION                         PAGE

     27                       Financial Data Schedule