Form 10-Q
period 2000-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2000-11-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000             Commission File No. 0-15940



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

                                      INDEX

                                                                          Page
                                                                          ----

PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  Balance Sheets
                  September 30, 2000 and
                  December 31, 1999                                        3

                  Statements of Income
                  Nine months ended September 30, 2000
                  and 1999 and Three months ended
                  September 30, 2000 and 1999                              4

                  Statement of Partner's Equity                            4
                  Nine months ended September 30,2000

                  Statements of Cash Flows
                  Nine months ended September 30,2000
                  and 1999                                                 5

                  Notes to Financial Statements                            6

  ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                            7

  ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                       10

PART II           OTHER INFORMATION

  ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                        10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                            September 30,2000           December 31, 1999
                                                  -----------------           -----------------
                                                        (Unaudited)
Properties:
  Land                                                   $5,280,000               $5,280,000
  Buildings And Improvements                             24,297,338               24,134,260
  Furniture And Fixtures                                    197,123                  169,741
  Manufactured Homes and Improvements                       939,790                1,002,680
                                                        -----------              -----------
                                                         30,714,251               30,586,681

  Less Accumulated Depreciation                          11,172,299               10,521,838
                                                        -----------              -----------
                                                         19,541,952               20,064,843

Cash And Cash Equivalents                                 1,068,872                1,113,061
Unamortized Finance Costs                                   562,048                  624,548
Other Assets                                              1,114,326                  600,612
                                                        -----------              -----------

Total Assets                                            $22,287,198              $22,403,064
                                                        -----------              -----------

LIABILITIES AND PARTNERS' DEFICIT                September 30, 2000          December 31, 1999
                                                 ------------------          -----------------
                                                        (Unaudited)
Line of Credit                                             $375,000                 $600,000
Accounts Payable                                            148,529                  197,810
Other Liabilities                                         1,123,656                  874,936
Mortgage Payable                                         32,655,082               32,879,105
                                                        -----------              -----------


Total Liabilities                                        34,302,267               34,551,851
                                                        -----------              -----------

Partner's (Deficit) Equity:
  General Partner                                        (2,576,887)              (2,254,330)
  Class A Limited Partners                               (9,540,410)              (9,656,324)
  Class B Limited Partners                                  102,228                 (238,133)
                                                        -----------               ----------

Total Partners' Deficit                                 (12,015,069)             (12,148,787)
                                                        -----------              -----------

Total Liabilities And
  Partners' Deficit                                     $22,287,198              $22,403,064
                                                        -----------              -----------





                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME (Unaudited)                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  Sept. 30, 2000   Sept. 30, 1999     Sept. 30, 2000  Sept. 30, 1999
                                                                  -------------    --------------     -------------   --------------

Income:
  Rental Income                                                      $6,282,301       $6,187,382         $2,089,369       $2,057,529
  Other                                                                 501,171          410,174            183,737          173,367
                                                                     ----------       ----------         ----------       ----------

Total Income                                                         $6,783,472       $6,597,556         $2,273,106       $2,230,896
                                                                     ----------       ----------         ----------       ----------


Operating Expenses:
  Administrative Expenses
  (Including $331,584, $327,796, $111,883 and
 $110,679 in Property Management
   Fees Paid to An Affiliate for the Nine and Three Month Periods
  Ended Sept. 30, 2000 and 1999, Respectively)                        1,403,074        1,364,971            428,581          482,092
  Property Taxes                                                        633,225          617,617            211,020          206,286
  Utilities                                                             386,610          376,120            128,120          122,604
  Property Operations                                                   733,576          811,841            254,786          264,423
  Depreciation And Amortization                                         714,961          702,430            238,320          234,430
  Interest                                                            2,041,682        2,062,494            688,205          693,490
                                                                     ----------       ----------         ----------       ----------

Total Operating Expenses                                             $5,913,128       $5,935,473         $1,949,032       $2,003,325
                                                                     ----------       ----------         ----------       ----------

Net Income                                                           $  870,344       $  662,083         $  324,074       $  227,571
                                                                     ----------       ----------         ----------       ----------


Income Per Limited Partnership Unit:
  Class A                                                            $    13.73       $    8.38          $    5.48        $     2.97
  Class B                                                            $    42.84       $   36.87          $   15.20        $    12.48

Distribution Per Limited Partnership Unit
  Class A                                                            $     8.00       $    6.75          $    2.75        $     2.50
  Class B                                                            $     8.00       $    6.75          $    2.75        $     2.50

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                              20,230          20,230             20,230            20,230
    Class B                                                               9,770           9,770              9,770             9,770





STATEMENT OF PARTNER'S EQUITY(Unadited)
                                                                  General Partner   Class A Limited   Class B Limited      Total
Beginning Balance as of December 31, 1999                            (2,254,330)     (9,656,324)          (238,133)     (12,148,787)
Net Income                                                              174,069         277,754            418,521          870,344
Distributions                                                          (496,626)       (161,840)           (78,160)        (736,626)
                                                                     ----------      ----------          ---------      -----------

Balance as of September 30,2000                                      (2,576,887)     (9,540,410)           102,228      (12,015,069)
                                                                     ----------      ----------          ---------      -----------



                        See Notes to Financial Statements
                                        4

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       NINE MONTHS ENDED
                                                           September 30,2000       September 30, 1999
                                                           -----------------       ------------------

Cash Flows From Operating Activities:
  Net Income                                                    $870,344                 $662,083
                                                                --------                 --------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                   650,461                  637,930
  Amortization                                                    64,500                   64,500
 (Increase) Decrease In Other Assets                            (515,714)                (192,424)
  Increase  (Decrease) In Accounts Payable                       (49,281)                 (15,258)
  Increase (Decrease) Other Liabilities                          248,720                  482,899
                                                               ---------                ---------

Total Adjustments:                                               398,686                  977,647
                                                               ---------                ---------

    Net Cash Provided By (Used In)
      Operating Activities                                     1,269,030                1,639,730
                                                               ---------                ---------

Cash Flows From Investing  Activities:
  Capital Expenditures                                          (127,570)                (231,508)
                                                               ---------                ---------
 Net Cash Provided By (Used In)
      Investing Activities                                      (127,570)                (231,508)
                                                               ---------                ---------

Cash Flows From Financing Activities:
(Net Payments) Advances from Line of Credit                     (225,000)                 130,477
  Distributions To Partners                                     (736,626)                (679,100)
  Principal Payments on Mortgage                                (224,023)                (194,484)
                                                               ---------                ---------

Net Cash Provided By (Used In) Financing Activities           (1,185,649)                (743,107)
                                                              ----------                ---------


Increase (Decrease) In Cash and Cash Equivalents                 (44,189)                 665,115

Cash and Cash Equivalents, Beginning                           1,113,061                  537,777
                                                              ----------                ---------

Cash and Cash Equivalents, Ending                             $1,068,872               $1,202,892
                                                              ----------               ----------



                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying unaudited 2000 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The capital resources of Uniprop Manufactured Housing Communities Income Fund (the "Partnership") consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). The Partnership secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on such line of credit floats 180 basis points above 1 month LIBOR, which on September 30, 2000 was 6.62%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. As of September 30, 2000, the outstanding balance on the line of credit was $375,000.

Net Cash from Operations available for aggregate distributions to all Partners in the Partnership during the quarter ended September 30, 2000 amounted to $562,394. The amount available during the same period in 1999 was $462,001 Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution due and paid to the General Partner for the third quarter was $146,688, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership. ($58,675,200x
 .01 = $586,752 / 4 = $146,688)

The cash available, after payment of the Partnership Management Distribution of $146,688 from Net Cash from Operations, was $415,706 From this amount, the General Partner elected to make a total distribution of $103,125 for the third quarter of 2000, 80.0% or $82,500 was paid to the Limited Partners and 20.0% or $20,625 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 2000, the Partnership cash reserves amounted to $1,068,872. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations
Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 96% (1,744 sites) at the end of September 2000, compared to 97% a year ago. The average monthly rent in September 2000 was approximately $427, or 4.1.% more than the $410 average monthly rent in September 1999.


                                      Total            Occupied     Occupancy   Average
                                      Capacity         Sites        Rate        Rent*
Aztec Estates                         645              597          93%         $472
Kings Manor                           314              295          94%          451
Old Dutch Farms                       293              280          96%          413
Park of the Four Seasons              572              572         100%          373
                                      ---              ---         ----         ----

Total on 9/30/00:                   1,824            1,744          96%         $427*
Total on 9/30/99:                   1,824            1,771          97%         $410

*Average Rent is not weighted average.

                                       GROSS REVENUES                        NET INCOME
                                     THREE MONTHS ENDING                THREE MONTHS ENDING
                                    9/30/00          9/30/99           9/30/00           9/30/99
Aztec Estates                      $   862,422    $   871,081         $ 472,757        $ 419,818
Kings Manor                            381,500        379,758           239,765          261,606
Old Dutch Farms                        343,127        345,187           186,460          212,318
Park of the Four Seasons               656,363        618,407           436,700          394,979
                                     ---------      ---------          --------        ---------
                                     2,243,412      2,214,433         1,335,682        1,288,721

Partnership Management:                 29,694         16,463           (21,718)         (30,176)

Other Expenses                               -              -           (63,365)        (103,054)

Interest                                                               (688,205)        (693,490)

Depreciation and Amortization                -              -          (238,320)        (234,430)
                                   -----------    -----------         ---------        ---------

                                   $ 2,273,106    $ 2,230,896         $ 324,074        $ 227,571


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000
TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Gross revenues increased $185,916 or 2.8%, to $6,783,472, in 2000, as compared to $6,597,556 in 1999. The increase in gross revenues is the result of higher average rents at the Partnership's four communities.

As described in the Statements of Income, total operating expenses decreased $22,345 to $5,913,128, in 2000, as compared to $5,935,473 in 1999.

The foregoing factors resulted in net income increasing to $870,344 for the nine months ended September 30, 2000, 31% higher than the $662,083 reported for the same period in 1999.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000
TO QUARTER ENDED SEPTEMBER 30, 1999

Gross revenues increased $42,210, or 1.9%, to $2,273,106, in 2000, as compared to $2,230,896 in 1999. The increase in gross revenues is the result of higher average rents at the Partnership's four communities (see table on previous page).

As described in the Statements of Income, total operating expenses decreased $54,293, or 2.71%, to $1,949,032, in 2000, as compared to $2,003,325 in 1999.
The decrease in total operating expenses is primarily due to improved cost control.

As a result of the foregoing factors, net income increased to $324,074 for the quarter ended September 30, 2000 from $228,571 reported for the same period in 1999.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

         Note Payable: At September 30, 2000 the Partnership had a note payable outstanding in the amount of $32,655,082. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At September 30, 2000 the Partnership owed $375,000 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

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


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

               (a) Exhibits

                        Exhibit Number            Description
                        --------------            -----------
                             27               Financial Data Schedule

               (b) Reports on Form 8-K
                        There were no reports filed on Form 8-K during the three months ended September 30, 2000

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



Dated: November 13, 2000

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                      DESCRIPTION                   PAGE
--------------                      -----------                   ----

     27                       Financial Data Schedule