Form 10-K
period 2000-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2001-04-02
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000       Commission File No. 0-15940


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

                            Yes [X]          No [  ]

As of March 1, 2001, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 2001 appraisal of Partnership properties) held by non-affiliates was approximately $17,988,466.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                  SEE ITEM 14.

PART I

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt financing on favorable terms; the level and volatility of interest rates; and failure of the Partnership's properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1.

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

         The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can be achieved.

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

Narrative Description of Business

General

         The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents space in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decisions they will consider relevant factors, including, current operating results of the particular Property, prevailing economic conditions and with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

Competition

         The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their manufactured homesites on a collective basis. This trend may result in increased
                                      -3-
competition with the Partnership for tenants. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects, which may be in direct competition with one or more of the Properties.

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

Governmental Regulations

         The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Aztec Estates and Kings Manor. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the Property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners association for the residents, and the association shall have the right to purchase the Property for the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bonafide offer to purchase the Property from any party that it is considering or negotiating, it must notify any such homeowners association that it has received an offer, state to the homeowners association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan and Minnesota, where its operations are conducted.


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

         The table below contains certain information concerning the Partnership's four properties.


                   PROPERTY NAME         YEAR                   NUMBER OF
                   -------------         ----                   ---------
                    AND LOCATION      CONSTRUCTED    ACREAGE     SITES
                   -------------      -----------    -------     -----

            Aztec Estates
            Sundial Circle
            Margate, FL                  1970         100           645

            Kings Manor
            State Road 84
            & Flamingo Road
            Ft. Lauderdale, FL           1972          45           314

            Old Dutch Farms
            Novi Road
            Novi, MI                     1972          47           293

            Park of the Four
              Seasons
            University Avenue
            Blaine, MN                   1972         107           572










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



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited

Partners, as a group, holding more than 50% of the then outstanding Units. No matters were submitted to Limited Partners for vote during 2000.

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

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2001, the Properties were appraised at an aggregate fair market value of $59,100,000. Assuming a sale of the four properties at the appraised value in March 2001, less payment of 3.0% selling expenses, mortgage debt of $32,580,418, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $18,221,266, or $607.38 per Unit (rounded), as of March 31, 2001. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 2001, the Partnership had approximately 2,650 Limited Partners holding Units.

ITEM 6.           SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2000, 1999, 1998, 1997 and 1996:




                            FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED             ENDED             ENDED             ENDED             ENDED
                              DECEMBER         DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 2000         31, 1999          31, 1998          31, 1997          31, 1996
                              --------         --------          --------          --------          --------

Total Assets                 $21,694,688      $22,403,064       $22,508,884       $23,052,433       $21,307,555
                             ===========      ===========       ===========       ===========       ===========

Long Term Debt               $32,580,418      $32,879,105       $33,119,108       $33,355,940       $       -0-
                             ===========      ===========       ===========       ===========       ===========

Income                       $ 9,014,745      $ 8,748,916       $ 8,451,561       $ 8,234,904       $ 7,751,358
Expenses                      (7,874,611)      (7,977,428)       (7,934,674)       (7,175,119)       (4,776,905)
                             -----------      -----------       -----------       -----------       -----------
Net Income                   $ 1,140,134      $   771,488       $   516,887       $ 1,059,785       $ 2,974,453
                             ===========      ===========       ===========       ===========       ===========




Distributions to
Limited Partners,
per Unit                     $     10.75       $     9.25       $         8       $     1,052       $       100

Income per Unit:
Class A                      $        18       $        8       $         2       $        17       $        69


Class B                      $        55       $       46       $        39       $        52       $       100

Weighted  average
number of Units
outstanding:
Class A                           20,230           20,230            20,230            20,230            20,230
Class B                            9,770            9,770             9,770             9,770             9,770




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

         The Partnership had no capital expenditure commitments as of December 31, 2000 and does not anticipate any during the next fiscal year.

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

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2000, the Partnership cash reserves amounted to $476,829. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 2000 was 8.46%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past five years, sales of the new and used model homes has been steady and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 2000, the outstanding balance on the line of credit was $300,000. During 2000, the General Partner has determined that cash reserves are adequate, and that the Partnership may therefore begin to pay down the outstanding balance on the line of credit. If the Partnership's consultant, Manufactured Housing Services, agrees with the Partnership's intent to pay down the balance, The General Partner intends to make payments quarterly until the balance is paid in full.

         On March 25, 1997, the Partnership completed the Financing pursuant to which the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The interest rate on the Financing is 8.24%, and the term is 120 months loan is amortized over 360 months. On March 26,1997, the Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although, due to payment of debt service resulting from the Financing, in amounts substantially lower than paid prior to the financing. Limited Partners will continue to have an interest in the Partnership because their original capital contributions have appreciated since their initial investments were made. Only the original capital contributions were returned on March 26, 1997.

         Net Cash from Operations available for aggregate distributions (defined as Net Income Plus Depreciation) to all Partners during the year ended December 31, 2000 amounted to $2,078,284. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus depreciation and amortization expense. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

         The yearly Partnership Management Distribution due and paid to the General Partner for 2000 was $583,314, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

         The cash available after payment of the Partnership Management Distribution of $583,314 from Net Cash from Operations was $1,494,970. From this amount the General Partner elected to make a total distribution of $403,125 during 2000, 80.0% of which, or $322,500, was paid to the Limited Partners and 20.0% of which, or $80,625, was paid to the General Partner. The remaining Net Cash from Operations was used to reduce debt and general purposes.

Results of Operations

         a.  Distributions

         For the year ended December 31, 2000, the Partnership made distributions to Limited Partners of $10.75 per Unit held, or $322,500. In 1999 the Partnership made distributions to Limited Partners of $9.25 per Unit held, or $277,500. In 1998 the Partnership made distributions to Limited Partners of $8.00 per Unit held, or $240,000.

         The general partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $586,750 annually based on current 2000 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners. The General Partner received distributions totaling $663,939, $638,600, and $611,500 during the years ended December 31, 2000, 1999, and 1998, respectively.

         b.  Net Income

         For the years ended December 31, 2000, 1999 and 1998 net income was $1,140,134, $771,488 and $516,887 on total revenues of $9,014,745, $8,748,916 and $8,451,561. The increase in net income from 1999 to 2000 is the result of higher gross revenues.

         Net income, plus depreciation and amortization, less distributions to all Partners, was $1,091,845, $808,670 and $601,960, for the years ended December 31, 2000, 1999, and 1998, respectively.

         c.  Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $162,782, $158,491 and $141,046, in 2000, 1999 and 1998, respectively, to perform local property management and investor relations services for the Partnership.



         d.  Property Operations

         Overall, the four Properties had a combined average occupancy of 95% as of December 2000; 97% as of December 1999; and 97% as of December 1998. The average collected monthly rent as of December 2000 (not a weighted average) was approximately $429 per home-site verses $411 as of December 1999 and $398 as of December 1998, an increase each year of 4.4% and 3.3%, respectively.


=======================================================================================================================


                           TOTAL
                           SITES         OCCUPIED SITES               OCCUPANCY RATE                AVERAGE RENT
=======================================================================================================================
                                   2000     1999     1998      2000       1999      1998      2000     1999     1998
                                   ----     ----     ----      ----       ----      ----      ----     ----     ----

Aztec Estates                645    591      614      616         92%       95%      96%    $472      $454     $441

Kings Manor                  314    294      298      304         94        95       97      451       438      422

Old Dutch Farms              293    279      282      284         95        96       97      415       401      388

Park 4 Seasons               572    571      572      572        100       100      100      377       362      347
                             ---    ---      ---      ---        ---       ---      ---      ---       ---      ---
            Overall        1,824  1,735    1,766    1,776        95%       97%       97%     $429     $411     $398

=======================================================================================================================

         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2000, 1999 and 1998.



==============================================================================================================================


                                               GROSS REVENUE                                 NET OPERATING INCOME
                                                                                                AND NET INCOME
==============================================================================================================================
                                       2000             1999            1998              2000          1999            1998
                                       ----             ----            ----              ----          ----            ----

Aztec Estates                      $3,401,304       $3,292,625      $3,187,994        $1,886,589    $1,635,311      $1,652,513
Kings Manor                         1,525,577        1,491,893       1,470,598           950,406       915,165         923,980
Old Dutch Farms                     1,395,018        1,403,048       1,378,539           818,893       893,138         897,758
Park of the Four Seasons            2,575,557        2,501,226       2,373,946         1,656,005     1,515,013       1,426,937
                                    ---------        ---------       ---------         ---------     ---------       ---------
                                   $8,897,456       $8,688,792      $8,411,077        $5,311,893    $4,958,627      $4,901,188
Partnership
 Management                          $117,289           60,124          40,484         (148,266)     (162,104)       (246,847)


Other Non-Recurring
Expenses                                                                               (308,561)     (231,720)       (345,512)

Debt Service                                                                         (2,776,782)   (2,840,033)     (2,855,369)

Depreciation and
Amortization                                                                           (938,150)     (953,282)       (936,573)
                                    ---------        ---------       ---------         ---------     ---------      ----------

TOTAL:                             $9,014,745       $8,748,916      $8,451,561        $1,140,134    $  771,488      $  516,887
==============================================================================================================================


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Gross revenues increased $265,829, or 3.0%, to $9,014,745 in 2000, compared to $8,748,916 in 1999. The increase was primarily the result of the increase in rental income due to higher average monthly rents. (See table on previous page.)

         The Partnership's operating expenses decreased slightly, from $7,977,428 in 1999, to $7,874,611 in 2000.

         As a result of the foregoing factors, net income increased from $771,488 in 1999 to $1,140,134 in 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

                  Gross revenues increased $297,355, or 3.5%, to $8,748,916 in 1999, compared to $8,451,561 in 1998. The increase was primarily the result of the increase in rental income due to higher average monthly rents. (See table on previous page.)

         The Partnership's operating expenses increased minimally from $7,934,674 in 1998 to $7,977,428 in 1999.

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

         Note Payable: At December 31, 2000 the Partnership had a note payable outstanding in the amount of $32,580,418. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At December 31, 2000 the Partnership owed $300,000 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR which as of December 31, 2000 was 8.46%.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal years ended December 31, 2000, 1999 and 1998, and supplementary data are filed with this Report under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Partnership's independent public accountants nor have there been any disagreements during the past two fiscal years.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership. P.I. Associates is a Michigan limited partnership. From November 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner of the P.I. Associates. GP P.I. Associates Corp. is wholly owned by Paul M. Zlotoff. Under the amended partnership agreement of P.I. Associates, all actions taken by P.I. Associates must be approved by both general partners.

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 51, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

         The following individuals are the directors and officers of GP P.I. Associates Corp.:





Name and Age                                Position Held
------------                                -------------

Paul M. Zlotoff, 51                         Director and President

Gloria Koster, 47                           Secretary/Treasurer

Arthur Weiss, 51                            Independent Director

Charles Soberman, 51                        Director/Vice President



         Arthur Weiss, 51 has been practicing law at Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which has represented the company in various matters since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

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

         Charles Soberman, 51, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and a M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was president of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 47, Joined Uniprop, Inc, in July 1989. In addition to general executive, administrative and financial assignments, Ms. Koster's responsibilities encompass financial reporting for the company's public and private limited partnerships.

         Roger Zlotoff, 40, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

     Paul M. Zlotoff and Roger Zlotoff are brothers.

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

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the

Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2000, the General Partner had received an Incentive Management Interest of $80,625. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2000 aggregate appraised value of $58,675,000, the Partnership Management Distribution due to the General Partner was $586,750. The Partnership Management Distribution paid to the General Partner during 2000 was $583,314, a portion of which was calculated on the 1999 aggregate appraised value of $57,300,000. As of December 31, 2000, the Partnership Management Distribution due the General Partner totaled $146,688. This amount was paid to the General Partner on February 15, 2001 from cash reserves. Based on the Properties' March 2001 aggregate appraised value of $59,100,000, the Partnership Management Distribution due the General Partner for the Partnership's 2001, fiscal year will be $591,000 ($59,100,000 x 1.0% = $591,000).

         Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $440,267: Aztec Estates, $165,689; Kings Manor, $76,119; Old Dutch Farms, $69,750; and Park of the Four Seasons, $128,709. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $162,782 for performing local property management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.
                                      -18-

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

     (a)          Financial Statements

     (1) The following financial statements and related documents are filed with this Report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii) Balance Sheets as of December 31, 2000 and 1999 and Statements of Income for the fiscal years ended December 31, 2000, 1999 and 1998

                  (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2000, 1999 and 1998

                  (iv) Statements of Cash Flows for the fiscal years ended December 31, 2000, 1999 and 1998

     (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2000, 1999 and 1998

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

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2001.

                  (b)      Reports on Form 8-K

         The Partnership did not file any Forms 8-K during the fourth quarter of 2000, but did file a Form 8-K during 2000 related to prior year mis-allocation of Net Income per partnership Unit reported on prior year Form 10-Q (unaudited) quarterly reports. All prior Forms 10-K were correct.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
Communities Income Fund
(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                          BDO SEIDMAN, LLP

February 7, 2001



                                                                                               UNIPROP MANUFACTURED
                                                                                    HOUSING COMMUNITIES INCOME FUND
                                                                                   (A MICHIGAN LIMITED PARTNERSHIP)

                                                                                                     BALANCE SHEETS


December 31,                                                                               2000                1999
---------------------------------------------------------------------------------------------------------------------

ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                                                   $    24,350,053      $   24,134,260
   Land                                                                               5,280,000           5,280,000
   Manufactured homes and improvements                                                1,022,717           1,002,680
   Furniture and equipment                                                              201,106             169,741
---------------------------------------------------------------------------------------------------------------------

                                                                                     30,853,876          30,586,681
   Less accumulated depreciation                                                     11,371,988          10,521,838
---------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                           19,481,888          20,064,843

Cash                                                                                    476,829           1,113,061
Cash - security deposit escrow                                                          231,158             231,158
Unamortized financing costs                                                             538,548             624,548
Other assets (Note 3)                                                                   966,265             369,454
---------------------------------------------------------------------------------------------------------------------

                                                                                $    21,694,688      $   22,403,064
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' DEFICIT

Note payable (Note 2)                                                           $    32,580,418      $   32,879,105
Line-of-credit (Note 4)                                                                 300,000             600,000
Accounts payable                                                                         70,908             197,810
Other liabilities (Note 5)                                                              738,454             874,936
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    33,689,780          34,551,851
---------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   Class A limited partners                                                          (9,503,207)         (9,656,324)
   Class B limited partners                                                             198,357            (238,133)
   General partner                                                                   (2,690,242)         (2,254,330)
---------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' DEFICIT                                                             (11,995,092)        (12,148,787)
---------------------------------------------------------------------------------------------------------------------

                                                                                $    21,694,688      $   22,403,064
---------------------------------------------------------------------------------------------------------------------
                                                                    See accompanying notes to financial statements.



                                                                                               UNIPROP MANUFACTURED
                                                                                    HOUSING COMMUNITIES INCOME FUND
                                                                                   (A MICHIGAN LIMITED PARTNERSHIP)

                                                                                               STATEMENTS OF INCOME




Year Ended December 31,                                                  2000                 1999               1998
----------------------------------------------------------------------------------------------------------------------
INCOME
   Rental                                                      $    8,358,102        $   8,226,292      $   8,004,749
   Interest                                                            82,145               63,526             45,423
   Other                                                              574,498              459,098            401,389
----------------------------------------------------------------------------------------------------------------------

                                                                    9,014,745            8,748,916          8,451,561
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Property operations                                              2,508,110            2,570,534          2,568,006
   Depreciation and amortization                                      938,150              953,282            936,573
   Property taxes                                                     842,130              867,491            797,971
   Administrative (Note 6)                                            809,439              746,088            776,755
   Interest                                                         2,776,782            2,840,033          2,855,369
----------------------------------------------------------------------------------------------------------------------

                                                                    7,874,611            7,977,428          7,934,674
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                     $    1,140,134        $     771,488      $     516,887
----------------------------------------------------------------------------------------------------------------------

INCOME PER LIMITED PARTNERSHIP UNIT (Note 8)
   Class A                                                     $           18        $           8      $           2
   Class B                                                     $           55        $          46      $          39

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT (Note 8)
     Class A                                                   $        10.75        $        9.25      $           8
     Class B                                                   $        10.75        $        9.25      $           8

NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING
     Class A                                                           20,230               20,230             20,230
     Class B                                                            9,770                9,770              9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER                        $      228,027        $     154,298      $     103,377

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                     $      663,939        $     638,600      $     611,500
----------------------------------------------------------------------------------------------------------------------
                                                                     See accompanying notes to financial statements.


                                                                                               UNIPROP MANUFACTURED
                                                                                    HOUSING COMMUNITIES INCOME FUND
                                                                                   (A MICHIGAN LIMITED PARTNERSHIP)

                                                                           STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                                                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                                                      TOTAL
                                                                             Class A            Class B           PARTNERS'
                                                       General               Limited            Limited              EQUITY
                                                       Partner              Partners           Partners           (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------


BALANCE, January 1, 1998                        $   (1,261,905)      $    (9,509,936)    $     (897,721)    $   (11,669,562)

Distributions to partners                             (611,500)             (161,840)           (78,160)           (851,500)

Net income for the year                                103,377                34,796            378,714             516,887
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                          (1,770,028)           (9,636,980)          (597,167)        (12,004,175)

Distributions to partners                             (638,600)             (187,128)           (90,372)           (916,100)

Net income for the year                                154,298               167,784            449,406             771,488
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                          (2,254,330)           (9,656,324)          (238,133)        (12,148,787)

Distributions to partners                             (663,939)             (217,473)          (105,027)           (986,439)

Net income for the year                                228,027               370,590            541,517           1,140,134
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2000                      $   (2,690,242)      $    (9,503,207)    $      198,357     $   (11,995,092)
-----------------------------------------------------------------------------------------------------------------------------
                                                                            See accompanying notes to financial statements.




                                                                                               UNIPROP MANUFACTURED
                                                                                    HOUSING COMMUNITIES INCOME FUND
                                                                                   (A MICHIGAN LIMITED PARTNERSHIP)

                                                                                           STATEMENTS OF CASH FLOWS




Year Ended December 31,                                                   2000                 1999               1998
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $   1,140,134       $      771,488      $     516,887
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                    850,150              867,282            850,574
       Amortization                                                     88,000               86,000             85,999
       Gain on disposals of property and equipment                    (104,422)             (54,075)           (99,577)
       (Increase) decrease in other assets                            (598,811)             223,655           (339,860)
       Increase (decrease) in accounts payable                        (126,902)             121,222            (39,478)
       Increase (decrease) in other liabilities                       (136,482)              27,096            (43,233)
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,111,667            2,042,668            931,312
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (1,122,377)          (1,322,832)        (1,285,501)
   Proceeds from disposals of property and equipment                   959,604              881,074          1,220,554
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (162,773)            (441,758)           (64,947)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                          (986,439)            (916,100)          (851,500)
   Net advances (payments) under line of credit                       (300,000)             130,477            110,607
   Repayment of note payable                                          (298,687)            (240,003)          (236,832)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (1,585,126)          (1,025,626)          (977,725)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                       (636,232)             575,284           (111,360)

CASH, at beginning of year                                           1,113,061              537,777            649,137
------------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                             $     476,829       $    1,113,061      $     537,777
------------------------------------------------------------------------------------------------------------------------
                                                                       See accompanying notes to financial statements.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



                        PROPERTY AND EQUIPMENT

                        Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

                        Accumulated depreciation for tax purposes was $12,772,152 and $11,939,258 as of December 31, 2000 and
                        1999, respectively.

                        Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2000.

                        FINANCING COSTS

                        As a result of management's present intent to refinance the note payable after ten years, costs to obtain the 1997 financing (see Note 2) are amortized over a ten-year period.

                        REVENUE RECOGNITION

                        Rental income attributable to leases is recorded when due from the lessees.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




                        RECENT ACCOUNTING PRONOUNCEMENTS

                        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
                        (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which was subsequently amended by SFAS No. 137 and 138, will become effective in fiscal 2001, and will not have any impact on the Partnership's financial statements.

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

                        Future maturities on the note payable for the next five years are as follows: 2001 - $295,000; 2002 - $320,000;
                        2003 - $350,000; 2004 - $372,000; and 2005 - $412,000.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



3.  OTHER ASSETS        At December 31, 2000 and 1999, "Other assets" included
                        cash of approximately $765,000 and $216,000, respectively, in an escrow account for property taxes, capital improvements, and debt service payments, as required by the Partnership's note payable agreement, which is restricted from operating use.

4.  LINE-OF-CREDIT      The Partnership currently has an unsecured $1,000,000
                        revolving line-of-credit agreement with a bank that expires in September 2001. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 2000 was 8.46%.

5.  OTHER LIABILITIES   Other liabilities consisted of:


                        December 31,                                         2000               1999
                        -----------------------------------------------------------------------------

                        Tenants' security deposits                 $      552,405       $    543,541
                        Accrued interest                                  156,000            156,000
                        Other                                              30,049            175,395
                        -----------------------------------------------------------------------------

                        TOTAL                                      $      738,454       $    874,936
                        =============================================================================


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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



                        FEES AND EXPENSES

                        During the years ended December 31, 2000, 1999 and 1998 the affiliate earned property management fees of $440,267, $432,033 and $419,223, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $9,493 and $5,012 by the affiliate at December 31, 2000 and 1999, respectively.

                        Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amounts of $162,782, $158,491 and $141,046, in 2000, 1999 and 1998,
                        respectively, to perform local property management and investor relations services for the Partnership.

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

                        Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2000.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



7.    RECONCILIATION OF                 Year Ended December 31,                 2000           1999           1998
      FINANCIAL STATEMENT               ----------------------------------------------------------------------------
      INCOME AND TAXABLE
      INCOME
                                        Income per the financial
                                          statements                    $  1,140,134   $    771,488     $  516,887

                                        Adjustments to depreciation
                                          for difference in methods           17,257       (82,759)        (79,790)

                                        Adjustments for prepaid
                                          rent, meals and
                                          entertainment                      (9,867)        19,926          6,079
                                        ----------------------------------------------------------------------------

                                        Income Per the Partnership's
                                          Tax Return                    $  1,147,524   $    708,655     $  443,176
                                        ===========================================================================

8.    PARTNERS'         Subject to the orders of priority under certain
      CAPITAL           specified conditions more fully described in the
                        Agreement of Limited Partnership (as amended on February
                        6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                        DISTRIBUTIONS

                        The general partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $586,750 annually based on current 2000 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS




9.  SUPPLEMENTAL CASH   Cash paid for interest totaled approximately $2,777,000,
    FLOW INFORMATION    $2,843,000 and $2,854,000 in 2000, 1999 and 1998,
                        respectively.

10. INTERIM RESULTS     The following summary represents the unaudited results
    (UNAUDITED)         of operations of the Partnership, expressed in thousands
                        except per unit amounts, for the periods from January 1, 1999 through December 31, 2000:

                                                       Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  2000                                   March 31,    June 30,  September 30,   December 31,
                                  --------------------------------------------------------------------------------------------


                                  REVENUES                               $   2,266    $  2,244   $     2,273     $     2,232
                                  ============================================================================================

                                  NET INCOME                             $     318    $    228   $       324     $       270
                                  ============================================================================================

                                  INCOME PER LIMITED PARTNERSHIP UNIT
                                    Class A                              $       5    $      3   $         6     $         4
                                    Class B                              $      15    $     13   $        15     $        12
                                  ============================================================================================

                                                                      Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  1999                                   March 31,    June 30,  September 30,   December 31,
                                  --------------------------------------------------------------------------------------------

                                  REVENUES                               $   2,191    $  2,176   $     2,231     $     2,151
                                  ============================================================================================

                                  NET INCOME                             $     243    $    192   $       227     $       109

                                  ============================================================================================
                                  INCOME PER LIMITED PARTNERSHIP UNIT
                                    Class A                              $       3    $      2   $         3     $         -
                                    Class B                              $      13    $     12   $        12     $         9
                                  ============================================================================================





                                                                                      UNIPROP MANUFACTURED
                                                                           HOUSING COMMUNITIES INCOME FUND
                                                                          (A MICHIGAN LIMITED PARTNERSHIP)

                                                   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                         DECEMBER 31, 2000
====================================================================================================================================

     Column A        Column B                Column C                     Column D                              Column E
----------------- --------------   --------------------------   --------------------------    --------------------------------------
                                                                                 Costs
                                                                           Capitalized
                                                                         Subsequent to          Gross Amount at Which Carried
                                          Initial Cost                     Acquisition                at Close of Period
                                   --------------------------   -----------------------    -----------------------------------------
                                               Buildings and             Buildings and                 Buildings and
Description          Encumbrance        Land     Improvements      Land    Improvements           Land   Improvements         Total
------------------------------------------------------------------------------------------------------------------------------------

Aztec Estates
 (Margate, FL)      $12,328,353   $ 2,199,868     $ 8,799,475     $  -      $  889,032     $2,199,868    $ 9,688,507    $11,888,375

Kings Manor
 (Ft. Lauderdale,     6,220,257       847,923       3,391,694        -         443,327        847,923      3,835,021      4,682,944
 FL)

Park of the Four
 Seasons
 (Blaine, MN)         8,457,239     1,508,121       6,032,483        -         855,435      1,508,121      6,887,918      8,396,039

Old Dutch Farms
 (Novi, MI)           5,574,569       724,088       2,896,348        -       1,042,259        724,088      3,938,607      4,662,695
------------------------------------------------------------------------------------------------------------------------------------

                  $32,580,418      $5,280,000     $21,120,000     $  -      $3,230,053     $5,280,000    $24,350,053    $29,630,053
===================================================================================================================================




       Column F       Column G       Column H
    ------------    ----------   ---------------

                                   Life on Which
                                 Depreciation in
                                   Latest Income
     Accumulated          Date      Statement is
    Depreciation      Acquired          Computed
    ------------    ----------   ---------------

      $4,603,389          1986         30 years


       1,791,268          1986         30 years


       3,130,773          1986         30 years


       1,704,206          1986         30 years
    -------------------------------------------
     $11,229,636
     ==========================================



                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                          NOTES TO SCHEDULE III
                                                              DECEMBER 31, 2000



1.   RECONCILIATION OF BUILDINGS            The following table reconciles  buildings and improvements  from January 1,  1998
     AND IMPROVEMENTS                       to December 31, 2000:


                                                                                     2000              1999             1998
                                            ----------------------------------------------------------------------------------

                                            BALANCE, at January 1           $   24,134,260    $   23,934,391   $   23,862,182

                                            Additions to buildings and
                                              improvements                         215,793           199,869           72,209
                                            ----------------------------------------------------------------------------------


                                            BALANCE, at December 31         $   24,350,053    $   24,134,260   $   23,934,391
                                            ==================================================================================



                                            There were no additions to land during this three-year period.

2.    RECONCILIATION OF
      ACCUMULATED DEPRECIATION              The following table reconciles the accumulated depreciation from January 1, 1998 to December 31, 2000:



                                                                                      2000              1999             1998
                                            ----------------------------------------------------------------------------------
                                            BALANCE, at January 1           $   10,400,696    $    9,550,371    $   8,711,473

                                            Current year depreciation
                                              expense                              828,940           850,325          838,898
                                            ----------------------------------------------------------------------------------

                                            BALANCE, at December 31         $   11,229,636    $   10,400,696    $   9,550,371
                                            ==================================================================================



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

                               Uniprop Manufactured Housing Communities
                                 Income Fund, a Michigan Limited Partnership

                               BY: P.I. Associates Limited Partnership,
                                   General Partner


Dated: March 30, 2001          BY: /s/ Paul M. Zlotoff
                                   -------------------------------------
                                   Paul M. Zlotoff, General Partner

                               BY: GP P.I. Associates Corp.,
                                   General Partner

                               BY: /s/ Paul M. Zlotoff
                                   -------------------------------------
Dated:  March 30, 2001             Paul M. Zlotoff, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria A. Koster                    By: /s/ Paul M. Zlotoff
    -----------------------------               --------------------------------
    Gloria A. Koster                            Paul M. Zlotoff
    (Chief Financial Officer)                   (Principal Executive Officer)
                                                (President & Director of
                                                 GP P.I. Associates Corp.)

Dated:  March 30, 2001                      Dated: March 30, 2001



By: /s/ Susann E. Szepytowski               By: /s/ Charles A. Soberman
    -----------------------------               --------------------------------
    Susann E. Szepytowski                       Charles A. Soberman
    (Controller)                                (Director of GP
                                                 P.I. Associates Corp.)

Dated:  March 30, 2001                      Dated:  March 30, 2001

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

                    First Amendment to Agreement
3(d)                of Limited Partnership                    Incorporated by reference to
                                                              Form 10-K for the fiscal year
                                                              ended December 31, 1996.

3(e)                Second Amendment to Agreement             Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.


4                   Form of Certificate of Limited            Incorporated  by  reference  to Form  10-K for
                    Partnership Interest in the Partnership   fiscal year ended December 1997.
                    (originally filed with Form 10-K for
                    the fiscal year ended  December  31,
                    1986).

10(a)               Form of Management                        Incorporated by reference to

                                      -22-



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





28                  Letter summary of the                    Filed herewith.
                    Estimated fair market values of the
                    Partnership's four manufactured housing
                    Communities, as of March 1, 2001

                                      -24-