Form 10-Q
period 2001-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2001-05-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001                Commission File No. 0-15940



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

                                      INDEX

                                                                                      Page
                                                                                      ----

PART I            FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS


                  Balance Sheets
                  March 31, 2001 (Unaudited) and
                  December 31, 2000                                                     3

                  Statements of Income
                  Three months ended March 31, 2001
                  and 2000 (Unaudited)                                                  4

                  Statement of Partner's Equity
                  Three months ended March 31, 2001 (Unaudited)                         4

                  Statements of Cash Flows
                  Three months ended March 31, 2001
                  and 2000 (Unaudited)                                                  5

                  Notes to Financial Statements
                  March 31, 2001 (Unaudited)                                            6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                         7

ITEM 3.           QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                        10

PART II             OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                     10

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                  MARCH 31, 2001       DECEMBER 31, 2000
                                        --------------       -----------------
                                          (UNAUDITED)
Properties:
  Land                                  $ 5,280,000           $ 5,280,000
  Buildings And Improvements             24,385,678            24,350,053
  Furniture And Fixtures                    203,182               201,106
  Manufactured Homes and Improvements       939,273             1,022,717
                                        -----------           -----------
                                         30,808,133            30,853,876

  Less Accumulated Depreciation          11,584,526            11,371,988
                                        -----------           -----------
                                         19,223,607            19,481,888

Cash And Cash Equivalents                   734,569               476,829
Cash - Security Escrow                      231,158               231,158
Unamortized Finance Costs                   517,048               538,548
Other Assets                              1,188,854               966,265
                                        -----------           -----------

Total Assets                            $21,895,236           $21,694,688
                                        -----------           -----------

LIABILITIES AND PARTNERS' DEFICIT       MARCH 31, 2001       DECEMBER 31, 2000
                                        --------------       -----------------
                                          (UNAUDITED)
Line of Credit                          $   221,736           $   300,000
Accounts Payable                            216,718                70,908
Other Liabilities                           937,051               738,454
Mortgage Payable                         32,496,853            32,580,418
                                        -----------           -----------

Total Liabilities                       $33,872,358           $33,689,780

Partners' (Deficit) Equity:
  General Partner                        (2,803,998)           (2,690,242)
  Class A Limited Partners               (9,477,094)           (9,503,207)
  Class B Limited Partners                  303,970               198,357
                                        -----------           -----------

Total Partners' Deficit                 (11,977,122)          (11,995,092)
                                        -----------           -----------
Total Liabilities And
  Partners' Deficit                     $21,895,236           $21,694,688
                                        -----------           -----------


                       See Notes to Financial Statements

                    UNIPROP MANUFACTURED HOUSING INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




                                                                 THREE MONTHS ENDED
STATEMENTS OF INCOME                                      MARCH 31, 2001        MARCH 31, 2001
                                                          --------------        --------------
                                                            (unaudited)           (unaudited)

Income:
  Rental Income                                               $2,113,339            $2,112,733
  Other                                                          124,510               153,653
                                                                 -------               -------
Total Income                                                  $2,237,849            $2,266,386
                                                              ----------            ----------

Operating Expenses:
  Administrative Expenses
  (Including $111,175 and $111,883 in Property Management
  Fees Paid to An Affiliate for the Three Month Period
  Ended March 31, 2001 and 2000, Respectively)                   434,118               461,076
  Property Taxes                                                 212,181               211,125
  Utilities                                                      162,067               132,776
  Property Operations                                            256,708               235,861
  Depreciation And Amortization                                  234,038               238,320
  Interest                                                       670,954               668,925
                                                                 -------               -------
Total Operating Expenses                                      $1,970,066            $1,948,083
                                                              ----------            ----------

Net Income                                                      $267,783              $318,303
                                                                --------              --------

Income Per Limited Partnership Unit:
  Class A                                                          $4.04                 $5.32
  Class B                                                         $13.56                $15.04

Distribution Per Limited Partnership Unit
  Class A                                                          $2.75                 $2.50
  Class B                                                          $2.75                 $2.50

Weighted Average Number Of Limited
 Partnership Units Outstanding
  Class A                                                         20,230                20,230
  Class B                                                          9,770                 9,770



STATEMENT OF PARTNER'S EQUITY (UNAUDITED)


                                                           GENERAL PARTNER      CLASS A LIMITED        CLASS B LIMITED
Beginning Balance of December 31, 2000                       (2,690,242)           (9,503,207)               198,357
Net Income                                                       53,557                81,746                132,481
Distributions                                                  (167,313)              (55,633)               (26,868)


BALANCE AS OF MARCH 31, 2001                                 (2,803,998)           (9,477,094)               303,970



                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND

                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                MARCH 31, 2001   MARCH 31, 2000
                                                --------------   --------------

Cash Flows From Operating Activities:
      Net Income                                  $267,783.00    $318,303.00
                                                  -----------    -----------
Adjustments To Reconcile Net Income
 To Net Cash Provided By
      Operating Activities:
      Depreciation                                $212,538.00    $216,820.00
      Amortization                                 $21,500.00     $21,500.00
 (Increase) Decrease in Other Assets             ($222,589.00)  ($324,505.00)
  Increase (Decrease) in Accounts Payables        $145,810.00    ($51,505.00)
  Increase (Decrease) Other Liabilities           $198,597.00    $201,555.00
                                                  -----------    -----------

Total Adjustments:                                $355,856.00    $153,865.00
                                                  -----------    -----------
  Net Cash Provided By (Used in)
     Operating Activities                         $623,639.00    $472,168.00
                                                  -----------    -----------
Cash Flows From Investing Activities:
     Cash Expenditures                           ($170,733.00)     $6,633.00
     Proceeds from sale of Property and
      Equipment                                   $216,476.00          $0.00
                                                  -----------    -----------

Net Cash Provided By (Used In)
   Investing Activities                            $45,743.00      $6,633.00
                                                  -----------    -----------

Cash Flows From Financing Activities:
     Distributions To Partners                   ($249,813.00)  ($237,000.00)
     (Net Payments) Advances from Line of Credit  ($78,264.00)         $0.00
     Principal Payments on Mortgage               ($83,565.00)   ($93,836.00)
                                                  -----------    -----------

Net Cash Provided By (Used In)                   ($411,642.00)  ($330,836.00)
                                                  -----------    -----------
Financing Activities

Increase (Decrease) In Cash and Equivalents       $257,740.00    $147,965.00

Cash and Equivalents, Beginning                   $476,829.00  $1,113,061.00
                                                  -----------  -------------
Cash and Equivalents, Ending                      $734,569.00  $1,261,026.00
                                                  -----------  -------------

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2001 (Unaudited)


1. BASIS OF PRESENTATION:

The accompanying unaudited 2001 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2000.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 2001 was 5.08%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of, March 31, 2001 the outstanding balance on the line of credit was $221,736. Because the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected to begin paying down the line of credit. On or about March 31, 2001, the Partnership, in agreement with the Partnership's consultant, made a $75,000 payment on the line of credit.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 2001 amounted to $501,821.

The amount available during the same period in 2000 was $556,623. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the second quarter based on first quarter results was $147,750.00, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($59,100,000 x .01 = $591,000 / 4 = $147,750.00).

The cash available after payment of the Partnership Management Distribution amounted to $354,071. From this amount, the General Partner elected to make a total distribution of $112,500 for the first quarter of 2001 (an increase of 9% from 2000), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended March 30, 2001, the Partnership added $241,571 to reserves. During the same quarter in 2000, the Partnership added $306,811 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 95% at the end of March 2001, versus 96% a year ago. The average monthly rent in March 2001 was approximately $437, or 4% more than the $421 average monthly rent in March 2000 (average rent not a weighted average).

                                  Total             Occupied        Occupancy        Average*
                                  Capacity          Sites           Rate             Rent

Aztec Estates                       645                586              91%           $ 485
Kings Manor                         314                293              94              466
Old Dutch Farms                     293                277              95              416
Park of the Four Seasons            572                572             100              379
                                  -----              -----           -----            -----

Total on 3/31/01:                 1,824              1,728              95%           $ 437
Total on 3/31/00:                 1,824              1,759              96%           $ 421

*Not a weighted average

                                                GROSS REVENUES                             NET INCOME

                                          3/31/01              3/31/00             3/31/01             3/31/00

Aztec Estates                         $   829,586          $   870,088          $   404,775          $   477,425
Kings Manor                               385,674              386,497              241,826              246,764
Old Dutch Farms                           352,858              356,915              210,078              211,696
Park of the Four Seasons                  655,055              636,749              428,580              420,166
                                      -----------          -----------          -----------          -----------
                                        2,223,173            2,250,249            1,285,259            1,356,051

Partnership Management:                    14,676               16,137              (59,678)             (75,817)

Other Non Recurring expenses:                  --                   --              (52,806)             (54,686)

Debt Service                                                                       (670,954)            (668,925)

Depreciation and Amortization                  --                   --             (234,038)            (238,320)
                                      -----------          -----------          -----------          -----------
                                      $ 2,237,849          $ 2,266,386          $   267,783          $   318,303

COMPARISON OF QUARTER ENDED  MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

Gross revenues decreased $28,537 to $2,237,849 in 2001, as compared to $2,266,386 in 2000. The decrease was the result of slightly lower occupancy. (See table in previous section.)

As described in the Statements of Income, total operating expenses were slightly higher, moving from $1,948,083 to $1,970,066.

As a result of the aforementioned factors, Net Income declined 16% for the first quarter of 2001 compared to the same quarter of the prior year, moving from $318,303 for 2000 to $267,283 for 2001.

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

         Note Payable: At March 31, 2001 the Partnership had a note payable outstanding in the amount of $32,496,853. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At March 31, 2001 the Partnership owed $221,736 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

PART II - OTHER INFORMATION


ITEM 6. REPORTS OF FORM 8-K


                 (A) Reports of Form 8-K
                        There were no reports filed on Form 8-K during the three months ended March 31, 2001.

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



Dated: May 14, 2001