Form 10-Q
period 2001-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2001-08-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001             Commission File No. 0-15940



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

                                      INDEX


                                                                                     Page
                                                                                     ----
PART I          FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                Balance Sheets
                June 30, 2001 (Unaudited) and
                December 31, 2000                                                     3

                Statements of Income Six months ended June 30,2001 and 2000
                Three months ended June 30, 2001
                and 2000 (Unaudited)                                                  4

                Statement of Partners' Equity
                Six months ended June 30, 2001 (Unaudited)                            4

                Statements of Cash Flows
                Six months ended June 30, 2001
                and 2000 (Unaudited)                                                  5

                Notes to Financial Statements
                June 30, 2001 (Unaudited)                                             6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                                         7

ITEM 3.         QUANTITATIVE AND QUALITATIVE
                DISCLOSURES ABOUT MARKET RISK                                         10

PART II         OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                      11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                                   JUNE 30,2001                     DECEMBER 31, 2000
                                                         ------------                     -----------------
                                                          (UNAUDITED)
Properties:
  Land                                                     $ 5,280,000                        $ 5,280,000
  Buildings And Improvements                                24,391,074                         24,350,053
  Furniture And Fixtures                                       207,165                            201,106
  Manufactured Homes and Improvements                        1,225,217                          1,022,717
                                                           -----------                        -----------
                                                            31,103,456                         30,853,876

  Less Accumulated Depreciation                             11,782,349                         11,371,988
                                                           -----------                        -----------
                                                            19,321,107                         19,481,888

Cash And Cash Equivalents                                      518,017                            476,829
Cash -Security Escrow                                          231,158                            231,158
Unamortized Finance Costs                                      495,548                            538,548
Other Assets                                                 1,305,224                            966,265
                                                           -----------                        -----------

Total Assets                                               $21,871,054                        $21,694,688
                                                           -----------                        -----------

LIABILITIES AND PART. EQUITY                             JUNE 30,2001                     DECEMBER 31, 2000
                                                         ------------                     -----------------
                                                          (UNAUDITED)
Line of Credit                                             $   221,736                        $   300,000
Accounts Payable                                               161,120                             70,908
Other Liabilities                                            1,024,778                            738,454
Mortgage Payable                                            32,426,355                         32,580,418
                                                           -----------                        -----------


Total Liabilities                                          $33,833,989                        $33,689,780

Partners' Equity:
  General Partner                                           (2,919,361)                        (2,690,242)
  Class A Limited Partners                                  (9,448,587)                        (9,503,207)
  Class B Limited Partners                                     405,013                            198,357
                                                           -----------                        -----------

Total Partners' Equity                                     (11,962,935)                       (11,995,092)
                                                           -----------                        -----------

Total Liabilities And
  Partners' Equity                                         $21,871,054                        $21,694,688
                                                           -----------                        -----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF INCOME                                               SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                           June 30,2001       June 30,2000           June 30, 2001     June 30,2000
                                                           ------------     -----------------        -------------     ------------
                                                           (unaudited)         (unaudited)            (unaudited)      (unaudited)
Income:
  Rental Income                                              $4,235,218            $4,192,932           $2,121,879       $2,080,199
  Other                                                         249,775               317,434              125,265          163,781
                                                            -----------           -----------          -----------       ----------

Total Income                                                 $4,484,993            $4,510,366           $2,247,144       $2,243,980
                                                            -----------           -----------          -----------       ----------

Operating Expenses:
  Administrative Expenses
  (Including  $222,813 ,$221,253,$111,175 and
  $111,883 in Property Management
   Fees Paid to An Affiliate for the Six and
   Three Month Period
  Ended June 30, 2001 and 2000, respectively)                   892,473               974,493              458,355          513,417
  Property Taxes                                                423,489               422,205              211,308          211,080
  Utilities                                                     291,043               258,490              128,976          125,714
  Property Operations                                           533,001               478,790              276,293          242,929
  Depreciation And Amortization                                 453,361               476,641              219,323          238,321
  Interest                                                    1,349,406             1,353,477              678,452          684,552
                                                            -----------           -----------          -----------       ----------

Total Operating Expenses                                     $3,942,773            $3,964,096           $1,972,707       $2,016,013
                                                            -----------           -----------          -----------       ----------

Net Income                                                   $  542,220            $  546,270           $  274,437       $  227,967
                                                            -----------           -----------          -----------       ----------

Income Per Limited Partnership Unit:
  Class A                                                    $     8.45            $     8.25           $     4.41       $     2.93
  Class B                                                    $    26.90            $    27.64           $    13.34       $    12.60

Distribution Per Limited Partnership Unit
  Class A                                                    $     5.75            $     5.25           $     3.00       $     2.75
  Class B                                                    $     5.75            $     5.25           $     3.00       $     2.75

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                      20,230                20,230               20,230           20,230
    Class B                                                       9,770                 9,770                9,770            9,770

STATEMENT OF PARTNER'S EQUITY (UNAUDITED)
                                                        General Partner        Class A Limited      Class B Limited
Beginning Balance of December 31, 2000                       (2,690,242)           (9,503,207)             198,357
Net Income                                                      108,444               170,943              262,833
Distributions                                                  (337,563)             (116,323)             (56,177)

BALANCE AS OF JUNE 30, 2001                                  (2,919,361)           (9,448,587)             405,013


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                   June 30,2001              June 30, 2000
                                                                                   ------------              -------------
                                                                                    (unaudited)               (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                                          $ 542,220                  $ 546,270
                                                                                      ---------                  ---------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                          410,361                    433,641
  Amortization                                                                           43,000                     43,000
  Gain on sale of Property and Equipment                                                (37,084)                         0
 (Increase) Decrease In Other Assets                                                   (338,959)                  (406,911)
  Increase  (Decrease) In Accounts Payables                                              90,212                    (85,118)
  Increase (Decrease) Other Liabilities                                                 286,324                    162,638
                                                                                      ---------                  ---------

Total Adjustments:                                                                      453,854                    147,250
                                                                                      ---------                  ---------

    Net Cash Provided By (Used In)
      Operating Activities                                                              996,074                    693,520
                                                                                      ---------                  ---------

Cash Flows From  Investing Activities:
  Capital Expenditures                                                                 (624,306)                   (52,511)
   Proceeds from sale of Property and Equipment                                         411,810                          0
                                                                                      ---------                  ---------

 Net Cash Provided By (Used In)
      Investing Activities  Activities                                                 (212,496)                   (52,511)
                                                                                      ---------                  ---------

Cash Flows From Financing Activities:
  (Net Payment) Advances from Line of Credit                                            (78,264)                  (150,000)
  Distributions To Partners                                                            (510,063)                  (486,813)
  Principal Payments on Mortgage                                                       (154,063)                  (158,218)
                                                                                      ---------                  ---------

Net Cash Provided By (Used In) Financing Activities                                    (742,390)                  (795,031)
                                                                                      ---------                  ---------


Increase (Decrease) In Cash and Equivalents                                              41,188                   (154,022)

Cash and Equivalents, Beginning                                                         476,829                  1,113,061
                                                                                      ---------                  ---------

Cash and Equivalents, Ending                                                          $ 518,017                  $ 959,039
                                                                                      ---------                  ---------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (Unaudited)


1.   BASIS OF PRESENTATION:

The accompanying unaudited 2001 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2000.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 2001 was 4.0887%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 2001 the outstanding balance on the line of credit was $221,736. Because the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected to begin paying down the line of credit. On or about June 30, 2001, the Partnership, in agreement with the Partnership's consultant, made a $75,000 payment on the line of credit.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 2001 amounted to $493,760.

The amount available during the same period in 2000 was $466,288. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter based on second quarter results was $147,750, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($59,100,000 x .01 = $591,000 / 4 = $147,750).

The cash available after payment of the Partnership Management Distribution amounted to $346,010. From this amount, the General Partner elected to make a total distribution of $112,500 for the second quarter of 2001 (an increase of 9% from 2000), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 2001, the Partnership added $233,510 to reserves. During the same quarter in 2000, the Partnership added $216,475 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 94% at the end of June 2001, versus 95% a year ago. The average monthly rent in June 2001 was approximately $438, or 3% more than the $425 average monthly rent in June 2000 (average rent not a weighted average).

                                    Total            Occupied          Occupancy        Average*
                                    Capacity         Sites             Rate             Rent
Aztec Estates                       645              571               89%              $485
Kings Manor                         314              294               94                466
Old Dutch Farms                     293              273               93                419
Park of the Four Seasons            572              571               100               382
                                    ---              ---               ----             ----

Total on 6/30/01:                   1,824            1,709             94%              $438
Total on 6/30/00:                   1,824            1,742             95%              $425
*Not a weighted average

                                                      FOR THE THREE MONTHS ENDING JUNE 30, 2001
                                                 GROSS REVENUES                          NET INCOME

                                            6/30/01          6/30/00              6/30/01          6/30/00
Aztec Estates                            $   827,600      $   844,920          $   433,538        $   416,047
Kings Manor                                  400,474          388,388              262,069            239,598
Old Dutch Farms                              342,192          350,192              199,506            196,346
Park of the Four Seasons                     662,590          638,284              409,286            399,303
                                        ------------     ------------         ------------       ------------
                                           2,232,856        2,221,784            1,304,399        $ 1,251,294

Partnership Management:                       14,288           22,196              (67,362)           (53,387)

Other Non Recurring expenses:                   ----             ----              (64,825)           (47,067)

Debt Service                                                                      (678,452)          (684,552)

Depreciation and Amortization                   ----             ----             (219,323)          (238,321)
                                        ------------     ------------         ------------       ------------

                                         $ 2,247,144      $ 2,243,980          $   274,437        $   227,967

COMPARISON OF QUARTER ENDED  JUNE 30, 2001 TO QUARTER ENDED JUNE 30, 2000

Gross revenues increased $3,164 to $2,247,144 in 2001, as compared to $2,243,980 in 2000. Remaining consistent with the prior quarter.
(See table in previous section.)

As described in the Statements of Income, total operating expenses were lower, moving from $2,016,013 in 2000 to $1,972,707 in 2001.

As a result of the aforementioned factors, Net Income increased 20% for the second quarter of 2001 compared to the same quarter of the prior year, moving from $227,967 for 2000 to $274,437 for 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND SIX MONTHS ENDED JUNE 30, 2000

For the first six months of 2001, Gross Revenues were $4,484,993, $25,373 below the $4,510,366 for the same period of 2000. Total Operating Expenses for the first two quarters of 2001 were $3,942,773, a decrease of $21,323 compared to $3,964,096 for 2000. Net Income for the first six months ending June 30, 2001 was $542,220 a decrease of $4,050 compared to the first six months ending June 30, 2000.


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

         Note Payable: At June 30, 2001 the Partnership had a note payable outstanding in the amount of $32,426,355. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At June 30, 2001 the Partnership owed $221,736 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

PART II - OTHER INFORMATION

ITEM 6.  REPORTS OF FORM 8-K

                  (A) Reports of Form 8-K
                         There were no reports filed on Form 8-K
                         during the three months ended June 30, 2001.





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


                                           Uniprop Manufactured Housing
                                           Communities Income Fund,
                                           A Michigan Limited Partnership

                                  BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                                           its General Partner

                                  BY:      /s/ Paul M. Zlotoff
                                           -------------------------------------
                                           Paul M. Zlotoff, General Partner

                                  BY:      /s/ Gloria A. Koster
                                           -------------------------------------
                                           Gloria A. Koster, Principal Financial
                                           Officer


Dated: August 10, 2001