Form 10-Q
period 2001-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2001-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 2001     Commission File No. 0-16701



            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,

                         A MICHIGAN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                 MICHIGAN                                38-2702802
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)               identification number)


                280 DAINES STREET, BIRMINGHAM, MICHIGAN    48009
             (Address of principal executive offices)    (Zip Code)


                                 (248) 645-9261
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act: units of beneficial assignments of limited partnership interest






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes [X]         No [ ]

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                       Page


PART I       FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Balance Sheets
             September 30, 2001 and
             December 31, 2000                                            3

             Statements of Income
             Nine months ended September 30, 2001
             and 2000 and Three Months ended
             September 30, 2001 and 2000                                  4

             Statement of Partners' Equity
             Nine months ended September 30, 2001                         4

             Statements of Cash Flows
             Nine months ended September 30, 2001
             and 2000                                                     5

             Notes to Financial Statements                                6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                7

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                           10

PART II      OTHER INFORMATION

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            10

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                             SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                       (UNAUDITED)
Properties:
  Land                                                   $11,662,525            $11,662,525
  Buildings And Improvements                              50,489,801             50,263,748
  Furniture And Fixtures                                     546,358                506,322
  Manufactured Homes and Improvements                      1,396,755              1,495,538
                                                         -----------            -----------
                                                          64,095,439             63,928,133

  Less Accumulated Depreciation                           23,570,810             22,262,202
                                                         -----------            -----------
                                                          40,524,629             41,665,931

Cash And Cash Equivalents                                  4,039,190              3,155,170
Unamortized Finance Costs                                    562,893                578,652
Other Assets                                               1,088,873              1,142,806
                                                         -----------            -----------

Total Assets                                             $46,215,585            $46,542,559
                                                         -----------            -----------



LIABILITIES & PARTNERS'  EQUITY                     SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                        (UNAUDITED)

 Accounts Payable                                        $   183,497            $   179,442
 Other Liabilities                                         1,037,328                725,874
 Notes Payable                                            28,919,278             29,209,358
                                                         -----------            -----------

Total Liabilities                                        $30,140,103            $30,114,674

Partners' Equity:
  General Partner                                            294,946                278,319
   Unit Holders                                           15,780,536             16,149,566
                                                         -----------            -----------

Total Partners' Equity                                    16,075,482             16,427,885
                                                         -----------            -----------

Total Liabilities And
  Partners' Equity                                       $46,215,585            $46,542,559
                                                         -----------            -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME (UNAUDITED)                  NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                   SEPT. 30, 2001      SEPT. 30, 2000     SEPT. 30, 2001     SEPT. 30, 2000
                                                   --------------      --------------     --------------     --------------
Income:
  Rental Income                                    $9,212,541          $9,205,143       $3,048,193            3,100,711
  Other                                               557,984             605,403          178,557              214,782
                                                   ----------          ----------       ----------           ----------

Total Income                                       $9,770,525          $9,810,546       $3,226,750            3,315,493
                                                   ----------          ----------       ----------           ----------
Operating Expenses:
  Administrative Expenses
  (Including $483,395, $484,796, $159,840,
  and $163,473, in Property Management
  Fees Paid to an Affiliate for the Nine
  and Three Month Periods Ending September
  30, 2001 and 2000 Respectively)                   2,440,567           2,429,726          726,247              795,995

  Property Taxes                                      771,216             753,429          272,347              251,607
  Utilities                                           649,353             719,748          225,384              242,730
  Property Operations                               1,514,611           1,629,465          579,494              660,523
  Depreciation And Amortization                     1,324,367           1,382,421          442,880              440,807
  Interest                                          1,407,748           1,432,423          471,430              477,977
                                                   ----------          ----------       ----------           ----------

Total Operating Expenses                           $8,107,862          $8,347,212       $2,717,782           $2,869,639
                                                   ----------          ----------       ----------           ----------

Net Income                                         $1,662,663          $1,463,334       $  508,968           $  445,854
                                                   ----------          ----------       ----------           ----------

Income Per Unit:                                   $     0.50          $     0.44       $     0.15           $     0.13

Distribution Per Unit:                             $     0.61          $     0.57       $     0.21           $     0.19

Weighted Average Number Of Units
 Of Beneficial Assignment Of Limited Partnership
 Interest Outstanding During The Period Ending
 September 30, 2001 and 2000                        3,303,387           3,303,387        3,303,387            3,303,387





STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                                   General Partner     Unit Holders               Total
Beginning Balance December 31, 2000                                   $278,319           $16,149,566            $16,427,885
Distributions                                                                0            (2,015,066)            (2,015,066)
Net Income                                                              16,627             1,646,036              1,662,663
                                                                      --------           -----------            -----------

Balance, September 30, 2001                                           $294,946            15,780,536            $16,075,482
                                                                      --------           -----------            -----------


                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                               NINE MONTHS ENDED
                                              SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
Cash Flows From Operating Activities:
  Net Income                                       $ 1,662,663          $ 1,463,334
                                                   -----------          -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                       1,308,608            1,363,456
  Amortization                                          15,759               18,965
(Increase) Decrease In Other Assets                     53,933             (248,189)
  Increase  (Decrease) In Accounts Payables              4,055              (89,156)
  Increase (Decrease) Other Liabilities                311,454              363,724
                                                   -----------          -----------

Total Adjustments                                    1,693,809            1,408,800
                                                   -----------          -----------

    Net Cash Provided By (Used In)
      Operating Activities                           3,356,472            2,872,134
                                                   -----------          -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                (167,306)            (157,372)
                                                   -----------          -----------

    Net Cash Provided By (Used In)
      Investing Activities                            (167,306)            (157,372)
                                                   -----------          -----------

Cash Flows From Financing Activities:
    Payment On Mortgage                               (290,080)            (267,477)
  Distributions To Partners                         (2,015,066)          (1,882,930)
                                                   -----------          -----------

Net Cash Provided By (Used In)
  Financing Activities                              (2,305,146)          (2,150,407)
                                                   -----------          -----------

Increase (Decrease) In Cash and Equivalents            884,020              564,355
Cash and Equivalents, Beginning                      3,155,170            2,821,681
                                                   -----------          -----------

Cash and Cash Equivalents, Ending                  $ 4,039,190          $ 3,386,036
                                                   -----------          -----------



                        See Notes to Financial Statements

            UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND II,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2001 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The capital resources of Uniprop Manufactured Housing Communities Income Fund II (the "Partnership") consist primarily of its nine manufactured home communities. On August 20, 1998 the Partnership refinanced seven of its nine properties with GMAC Commercial Mortgage (the "Refinancing").

Liquidity

As a result of the Refinancing, seven of the Partnership's nine properties are mortgaged. At the time of the Refinancing, the aggregate principal amounts due under the seven mortgage notes was $30,000,000 and the aggregate fair market value of the Partnership's mortgaged properties was $66,000,000. The Partnership expects to meet its short-term liquidity needs generally through its working capital provided by operating activities.

Partnership liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were expected to be sold or financed within seven to ten years after their acquisition. All of the properties have been owned by the Partnership at least ten years and they were refinanced approximately 10 years after their acquisition. Genesis Associates Limited Partnership (the "General Partner"), may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

Distributable Cash from Operations totaled $951,848 for the quarter ended September 30, 2001. Distributable Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Distributable Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Distributable Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. From Distributable Cash from Operations for the third quarter of 2001, the General Partner has decided to distribute $693,711 to the Unit Holders. The General Partner will continue to monitor on-going Distributable Cash from Operations generated by the Partnership during the coming quarters. If Distributable Cash from Operations generated is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to Unit Holders.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the Distributable Cash from Operations in order to build cash reserves. As of September 30, 2001, the Partnership cash reserves amounted to $4,039,190. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations

Overall, as illustrated in the following table, the Partnership's nine properties reported a combined occupancy of 87%, (2,908/3,329 sites), versus 92% (3,051/3,330) for September 2000. The average monthly homesite rent as of September 30, 2001 was approximately $372,versus $361, an increase of 3% from September 2000.

                         TOTAL          OCCUPIED       OCCUPANCY     AVERAGE
                         CAPACITY       SITES          RATE          RENT*
Ardmor Village           339            331            98%           $354
Camelot Manor            335            298            89%            351
Country Roads            311            262            84%            251
Dutch Hills              278            275            99%            349
El Adobe                 367            304            83%            422
Paradise Village         614            443            72%            315
Stonegate Manor          308            279            91%            354
Sunshine Village         356            330            93%            462
West Valley              421            386            92%            486
                         ---            ---            ---            ----

Total on 9/30/01:        3,329          2,908          87%            $372*
Total on 9/30/00:        3,330          3,051          93%            $361

*Average Rent is not weighted average.

                                             GROSS REVENUES            NET INCOME
                                         THREE MONTHS ENDED            THREE MONTHS ENDED
                                     9/30/01        9/30/00        9/30/01        9/30/00

Ardmor Village                   $   350,432    $   344,646    $   218,295    $   190,138
Camelot Manor                        307,391        313,759        151,471        159,549
Country Roads                        196,666        201,832         54,865        (43,128)
Dutch Hills                          274,630        263,718        125,872        147,124
El Adobe                             380,335        426,755        203,879        259,984
Paradise Village                     421,109        427,745        122,061         63,163
Stonegate Manor                      282,791        292,004        145,599        145,932
Sunshine Village                     428,973        403,261        248,481        233,586
West Valley                          559,596        600,729        337,140        390,735
                                 -----------    -----------    -----------    -----------
                                   3,201,923      3,274,449      1,607,663      1,547,083

Partnership Management:               24,827         41,044        (70,655)       (12,564)

Other expenses:                         ----           ----       (113,730)      (169,881)

Interest:                                                         (471,430)      (477,977)

Depreciation and Amortization:          ----           ----       (442,880)      (440,807)
                                 -----------    -----------    -----------    -----------
                                 $ 3,226,750    $ 3,315,493    $   508,968    $   445,854

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Rental Income increased $7,398 from $9,205,143 to $9,212,541. Total Revenue decreased $40,021 or 0.4% to $9,770,575 in 2001 compared to $9,810,546 in 2000 due to lower "Other Income". Other Income fell by $47,419 due to lower late charges, lower interest income (due to lower interest rates) and lower lease home income.

As reported in the Statements of Income, total operating expenses decreased $239,350, to $8,107,862 in 2001 compared to $8,347,212 in 2000, due primarily to lower interest expense, lower utility costs and lower depreciation and amortization.

As a result of the forgoing factors Net Income increased to $1,662,663 for the nine months ended September 30, 2001 from $1,463,334 for the nine months ended September 30, 2000.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER 30,
2000

Gross revenues decreased $88,743, or 2.6%, to $3,226,750 in 2001, as compared to $3,315,493 in 2000, primarily due to lower occupancy at the nine communities.

As reflected in the Statements of Income, total operating expenses decreased $151,857, or 5.3%, to $2,717,782 in 2001 as compared to $2,869,639 in 2000.

As a result of the foregoing factors Net Income increased 1% to $508,968 for the quarter ended September 30, 2001 from $445,854 for the quarter ended September 30, 2000.



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

Note Payable: At September 30, 2001 the Partnership had a note payable outstanding in the amount of $28,919,278. Interest on this note is at a fixed annual rate of 6.37% through March 2009.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure








                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                (a)  Reports on Form 8-K
                        There were no reports filed on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Uniprop Manufactured Housing Communities
                    Income Fund II, a Michigan Limited Partnership

                    BY: Genesis Associates Limited Partnership,
                        General Partner

                        BY: Uniprop, Inc.,
                            its Managing General Partner


                            By: /s/ Paul M. Zlotoff
                                ---------------------------------------
                                Paul M. Zlotoff, President



                            By: /s/ Gloria A. Koster
                                ---------------------------------------
                                Gloria A. Koster, Principal Financial Officer



Dated: November 14, 2001