Form 10-Q
period 2001-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2001-11-14
CIK 769856

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

                                INDEX


                                                                          Page
                                                                          ----
PART I      FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets
            September 30, 2001 and
            December 31, 2000                                             3

            Statements of Income
            Nine months ended September 30, 2001
            and 2000 and Three months ended
            September 30, 2001 and 2000                                   4

            Statement of Partners' Equity                                 4
            Nine months ended September 30,2001

            Statements of Cash Flows
            Nine months ended September 30, 2001
            and 2000                                                      5

            Notes to Financial Statements                                 6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                 7

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                             10

PART II     OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                   SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                         ------------------  -----------------
                                           (UNAUDITED)
Properties:
  Land                                     $  5,280,000       $  5,280,000
  Buildings And Improvements                 24,432,997         24,350,053
  Furniture And Fixtures                        207,165            201,106
  Manufactured Homes and Improvements         1,342,037          1,022,717
                                           ------------       ------------
                                             31,262,199         30,853,876

  Less Accumulated Depreciation              11,987,529         11,371,988
                                           ------------       ------------
                                             19,274,670         19,481,888

Cash And Cash Equivalents                       538,678            476,829
Cash -Security Escrow                           305,158            231,158
Unamortized Finance Costs                       474,048            538,548
Other Assets                                  1,457,316            966,265
                                           ------------       ------------

Total Assets                               $ 22,049,870       $ 21,694,688
                                           ------------       ------------



LIABILITIES AND PART. DEFICIT            SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                         ------------------  -----------------
                                           (UNAUDITED)
Line of Credit                             $    270,755       $    300,000
Accounts Payable                                210,878             70,908
Other Liabilities                             1,100,652            738,454
Mortgage Payable                             32,354,305         32,580,418
                                           ------------       ------------


Total Liabilities                          $ 33,936,590       $ 33,689,780

Partners' (Deficit) Equity:
  General Partner                            (3,022,318)        (2,690,242)
  Class A Limited Partners                   (9,383,413)        (9,503,207)
  Class B Limited Partners                      519,011            198,357
                                           ------------       ------------

Total Partners' Deficit                     (11,886,720)       (11,995,092)
                                           ------------       ------------

Total Liabilities And
  Partners' Deficit                        $ 22,049,870       $ 21,694,688
                                           ------------       ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME (UNAUDITED)                             NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                     SEPT. 30,2001     SEPT. 30,2000     SEPT. 30,2001     SEPT. 30,2000
                                                     -------------     -------------     -------------     -------------
                                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)
Income:
  Rental Income                                       $6,349,385        $6,282,301        $2,114,167        $2,089,369
  Other                                                  390,060           501,171           140,285           183,737
                                                      ----------        ----------        ----------        ----------

Total Income                                          $6,739,445        $6,783,472        $2,254,452        $2,273,106
                                                      ----------        ----------        ----------        ----------


Operating Expenses:
  Administrative Expenses
  (Including $334,906,$331,584,$112,093 and
  $111,883 in Property Management
  Fees Paid to An Affiliate for the
  Nine and Three Month Periods
  Ended Sept. 30, 2001 and 2000, Respectively)         1,323,593         1,403,074           431,120           428,581
  Property Taxes                                         634,057           633,225           210,568           211,020
  Utilities                                              425,192           386,610           134,149           128,120
  Property Operations                                    766,541           733,576           233,540           254,786
  Depreciation And Amortization                          680,041           714,961           226,680           238,320
  Interest                                             2,031,336         2,041,682           681,930           688,205
                                                      ----------        ----------        ----------        ----------

Total Operating Expenses                              $5,860,760        $5,913,128        $1,917,987        $1,949,032
                                                      ----------        ----------        ----------        ----------

Net Income                                            $  878,685        $  870,344        $  336,465        $  324,074
                                                      ----------        ----------        ----------        ----------


INCOME PER LIMITED PARTNERSHIP UNIT:
  CLASS A                                             $    14.67        $    13.73        $     6.22        $     5.48
  CLASS B                                             $    41.57        $    42.84        $    14.67        $    15.20

DISTRIBUTION PER LIMITED PARTNERSHIP UNIT
  CLASS A                                             $     8.75        $     8.00        $     3.00        $     2.75
  CLASS B                                             $     8.75        $     8.00        $     3.00        $     2.75

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING
    CLASS A                                               20,230            20,230            20,230            20,230
    CLASS B                                                9,770             9,770             9,770             9,770




STATEMENT OF PARTNERS' DEFICIT (unaudited)
                                                General Partner      Class A Limited      Class B Limited            TOTAL
Beginning Balance as of December 31, 2000        ($ 2,690,242)        ($ 9,503,207)        $    198,357         ($11,995,092)
Net Income                                            175,737              296,806              406,142              878,685
Distributions                                        (507,813)            (177,012)             (85,488)            (770,313)
                                                 ------------         ------------         ------------         ------------

BALANCE AS OF SEPTEMBER 30,2001                  ($ 3,022,318)        ($ 9,383,413)        $    519,011         ($11,886,720)
                                                 ------------         ------------         ------------         ------------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
(Unaudited)
                                                        NINE MONTHS ENDED
                                                        SEPTEMBER 30, 2001  SEPTEMBER 30,2000
                                                        ------------------  -----------------
Cash Flows From Operating Activities:
  Net Income                                               $   878,685         $   870,344
                                                           -----------         -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                 615,541             650,461
  Amortization                                                  64,500              64,500
 (Increase) Decrease In Other Assets                          (565,051)           (515,714)
  Increase  (Decrease) In Accounts Payable                     139,970             (49,281)
  Increase (Decrease) Other Liabilities                        362,198             248,720
                                                           -----------         -----------

Total Adjustments:                                             617,158             398,686
                                                           -----------         -----------

    Net Cash Provided By (Used In)
      Operating Activities                                   1,495,843           1,269,030
                                                           -----------         -----------

Cash Flows From Investing  Activities:
  Capital Expenditures                                        (408,323)           (127,570)
                                                           -----------         -----------
Net Cash Provided By (Used In)
  Investing Activities                                         408,323            (127,570)
                                                           -----------         -----------

Cash Flows From Financing Activities:
(Net Payments) Advances from Line of Credit                    (29,245)           (225,000)
  Distributions To Partners                                   (770,313)           (736,626)
  Principal Payments on Mortgage                              (226,113)           (224,023)
                                                           -----------         -----------

Net Cash Provided By (Used In) Financing Activities         (1,025,671)         (1,185,649)
                                                           -----------         -----------


Increase (Decrease) In Cash and Cash Equivalents                61,849             (44,189)

Cash and Cash Equivalents, Beginning                           476,829           1,113,061
                                                           -----------         -----------

Cash and Cash Equivalents, Ending                          $   538,678         $ 1,068,872
                                                           -----------         -----------


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

ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The capital resources of Uniprop Manufactured Housing Communities Income Fund (the "Partnership") consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). The Partnership secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contribution of $1,000 per unit.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate on such line of credit floats 180 basis points above 1 month LIBOR, which on September 30, 2001 was 2.64%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. As of September 30, 2001, the outstanding balance on the line of credit was $270,755.

Net Cash from Operations available for aggregate distributions to all Partners in the Partnership during the quarter ended September 30, 2001 amounted to $563,145. The amount available during the same period in 2000 was $562,394. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter was $147,750, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($59,100,000x .01 = $591,000 / 4 = $147,750)

The cash available, after payment of the Partnership Management Distribution of $147,750 from Net Cash from Operations, was $415,395 From this amount, the General Partner elected to make a total distribution of $112,500 for the third quarter of 2001, 80.0% or $90,000 was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner. The General Partner will continue to monitor on-going Net Cash from Operations generated by the Partnership during the coming quarters. If Net Cash from Operations is lower or higher than the amount needed to maintain the current distribution level, the General Partner may elect to reduce or increase the level of future distributions paid to the Limited Partners.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 2001, the Partnership cash reserves amounted to $538,678. The level of cash reserves maintained is at the discretion of the General Partner.

Results of Operations
Overall, as illustrated in the tables below, the four properties enjoyed a combined average occupancy of 94% (1,709 sites) at the end of September 2001, compared to 96% a year ago. The average monthly rent in September 2001 was approximately $440, or 3% more than the $427 average monthly rent in September 2000.

                                 Total         Occupied        Occupancy        Average
                                 Capacity      Sites           Rate             Rent*

Aztec Estates                       645            570             88%          $ 485
Kings Manor                         314            298             95%            466
Old Dutch Farms                     293            271             93%            424
Park of the Four Seasons            572            570             99%            387
                                  -----          -----          -----           -----

Total on 9/30/01:                 1,824          1,709             94%          $ 440*
Total on 9/30/00:                 1,824          1,744             96%          $ 427


*Average Rent is not weighted average.

                                               GROSS REVENUES                                 NET INCOME
                                               THREE MONTHS ENDING                       THREE MONTHS ENDING
                                          9/30/01             9/30/00               9/30/01               9/30/00

Aztec Estates                          $   823,087          $   862,422           $   433,115           $   472,757
Kings Manor                                399,599              381,500               259,898               239,765
Old Dutch Farms                            347,947              343,127               209,232               186,460
Park of the Four Seasons                   671,346              656,363               430,325               436,700
                                       -----------          -----------           -----------           -----------
                                         2,241,979            2,243,412             1,332,570             1,335,682

Partnership Management:                     12,473               29,694               (35,444)              (21,718)

Other Expenses                                  --                   --               (52,051)              (63,365)

Interest                                                                             (681,930)             (688,205)

Depreciation and Amortization                   --                   --              (226,680)             (238,320)
                                       -----------          -----------           -----------           -----------

                                       $ 2,254,452          $ 2,273,106           $   336,465           $   324,074


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001
TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Rental Income increased by $67,084 from $6,282,301 to $6,349,385. Total Income decreased $44,027 or 0.6% to $6,739,445 in 2001 compared to $6,783,472 in 2000 due to a decrease in "Other Income". "Other Income" fell from $501,171 in 2000 to $390,060 in 2001 due to lower gains on home sales, lower interest income (decline in interest rates), and lower forfeitures of security deposits.

As described in the Statements of Income, total operating expenses decreased $52,368 to $5,860,760, in 2001, as compared to $5,913,128 in 2000. The decrease in total operating expenses is primarily due to improved cost control.

The foregoing factors resulted in net income increasing to $878,685 for the nine months ended September 30, 2001, 0.9% higher than the $870,344 reported for the same period in 2000.

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2001
TO QUARTER ENDED SEPTEMBER 30, 2000

Rental Income increased by $24,798 from $2,089,369 to $2,114,167. Total Income decreased $18,654 or 0.8% to $2,254,452 in 2001 compared to $2,273,106 in 2000 due to a decrease in "Other Income". "Other Income" fell from $183,737 in 2000 to $140,285 in 2001 due to, lower gains on home sales, lower interest income (decline in interest rates), and lower forfeitures of security deposits. As described in the Statements of Income, total operating expenses decreased $31,045, or 1.6%, to $1,917,987, in 2001, as compared to $1,949,032 in 2000. The decrease in total operating expenses is primarily due to improved cost control.

As a result of the foregoing factors, net income increased to $336,465 for the quarter ended September 30, 2001 from $324,074 reported for the same period in 2000.







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

         Note Payable: At September 30, 2001 the Partnership had a note payable outstanding in the amount of $32,354,305. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At September 30, 2001 the Partnership owed $270,755 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of one month LIBOR.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K


             (a) Reports on Form 8-K
                      There were no reports filed on Form 8-K
                      during the three months ended September 30, 2001

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


                                  Uniprop Manufactured Housing
                                  Communities Income Fund,
                                  A Michigan Limited Partnership

                             BY:  P.I. Associates Limited Partnership,
                                  A Michigan Limited Partnership,
                                  its General Partner

                             BY:  /s/   Paul M. Zlotoff
                                  ----------------------------------------------
                                  Paul M. Zlotoff, General Partner

                             BY:  /s/  Gloria A. Koster
                                  ----------------------------------------------
                                  Gloria A. Koster, Principal Financial Officer



Dated: November 14, 2001