Form 10-K
period 2001-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2002-03-25
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001 Commission File No. 0-15940


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

                                Yes [X]          No [  ]

As of March 1, 2002, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate market value of the units as of such date (based on a 2002 appraisal of Partnership properties) held by non-affiliates was approximately $18,156,534.





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

         The table below contains certain information concerning the Partnership's four properties.


                   PROPERTY NAME         YEAR                      NUMBER OF
                    AND LOCATION      CONSTRUCTED      ACREAGE      SITES
                   -------------      -----------      -------     ---------
             Aztec Estates
             Sundial Circle
             Margate, FL                 1970             100         645

             Kings Manor
             State Road 84
             & Flamingo Road
             Ft. Lauderdale, FL          1972              45         314

             Old Dutch Farms
             Novi Road
             Novi, MI                    1972              47         293

             Park of the Four
               Seasons
             University Avenue
             Blaine, MN                  1972             107         572



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners, as a group, holding more than 50% of the then outstanding Units. No matters were submitted to Limited Partners for vote during 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS


         There is no established public trading market for the Units and it is not anticipated that one will ever develop. During the last two years, less than four percent of the Units have been transferred each year, excluding transfers on account of death or intra-family transfers. The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2002, the Properties were appraised at an aggregate fair market value of $58,700,000. Assuming a sale of the four properties at the appraised value in March 2002, less payment of 3.0% selling expenses, mortgage debt of $32,273,332, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $18,156,534, or $605.22 per Unit (rounded), as of March 31, 2002. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 2002, the Partnership had approximately 2,625 Limited Partners holding Units.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2001, 2000, 1999, 1998 and 1997:



                            FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED             ENDED             ENDED             ENDED             ENDED
                              DECEMBER         DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 2001         31, 2000          31, 1999          31, 1998          31, 1997
                              --------         --------          --------          --------          --------
Total Assets               $21,354,052      $21,694,688         $22,403,064       $22,508,884       $23,052,433
                          ============      ===========         ===========       ===========       ===========

Long Term Debt             $32,273,332      $32,580,418         $32,879,105       $33,119,108       $33,355,940
                          ============      ===========         ===========       ===========       ===========

Income                      $8,905,017       $8,907,670          $8,748,916        $8,451,561        $8,234,904
Expenses                    (7,983,463)      (7,767,536)         (7,977,428)       (7,934,674)       (7,175,119)
                          ------------       -----------        -----------       -----------       -----------
Net Income                    $921,554       $1,140,134           $ 771,488         $ 516,887        $1,059,785
                          ============       ==========         ===========       ===========        ==========

Distributions to
Limited Partners,



                            FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED             ENDED             ENDED             ENDED             ENDED
                              DECEMBER         DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 2001         31, 2000          31, 1999          31, 1998          31, 1997
                              --------         --------          --------          --------          --------

per Unit                      $11.75            $10.75             $9.25                $8            $1,052

Income per Unit:
Class A                          $13               $18                $8                $2               $17

Class B                          $49               $55               $46               $39               $52

Weighted  average
number of Units
outstanding:
Class A                       20,230            20,230            20,230            20,230            20,230
Class B                        9,770             9,770             9,770             9,770             9,770


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

         The Partnership anticipates a capital expenditure of $500,000 in the year 2002 for road and sewer repairs at the community Aztec.

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

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it considers adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves have been distributed to the Partners quarterly.

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2001, the Partnerships cash balance amounted to $902,752. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 2001 was 3.70%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past five years, sales of the new and used model homes has been steady and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 2001, the outstanding balance on the line of credit was $270,755. During 2001, the General Partner has determined that cash reserves are adequate, and that the Partnership may therefore pay down the outstanding balance on the line of credit. If the Partnership's consultant, Manufactured Housing Services, agrees with the Partnership's intent to pay down the balance, The General Partner intends to make payments quarterly until the balance is paid in full.

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

         Net Cash from Operations available for aggregate distributions (defined as Net Income plus Depreciation) to all Partners during the year ended December 31, 2001 amounted to $1,831,756. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus depreciation and amortization expense. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

         The yearly Partnership Management Distribution due and paid to the General Partner for 2001 was $589,938, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

         The cash available after payment of the Partnership Management Distribution of $589,938 from Net Cash from Operations was $1,241,818. From this amount the General Partner elected to make a total distribution of $440,625 during 2001, 80.0% of which, or $352,500, was paid to the Limited Partners and 20.0% of which, or $88,125, was paid to the General Partner. The remaining Net Cash from Operations was used to reduce debt and general purposes.

Results of Operations

         a.  Distributions

         For the year ended December 31, 2001, the Partnership made distributions to Limited Partners of $11.75 per Unit held, or $352,500. In 2000 the Partnership made distributions to Limited Partners of $10.75 per Unit held, or $322,500. In 1999 the Partnership made distributions to Limited Partners of $9.25 per Unit held, or $277,500.

         The General Partner receives a quarterly Partnership Management Distribution equal to 0.25% of the appraised value of the properties of the Partnership (equal to $589,938 annually based on current 2001 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $678,063, $663,939, and $638,600 during the years ended December 31, 2001, 2000, and 1999, respectively.



         b.  Net Income

         For the years ended December 31, 2001, 2000 and 1999 net income was $921,554, $1,140,134 and $771,488 on total revenues of $8,905,017, $8,907,670 and $8,748,916 respectively. The decrease in net income from 2000 to 2001 is the result of higher operating expenses, including property taxes over which the Partnership has little control.

         Net income, plus depreciation and amortization, less distributions to all Partners, was $801,193, $1,091,845 and $808,670, for the years ended December 31, 2001, 2000, and 1999, respectively.

         c.  Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $97,652, $81,749 and $80,591, in 2001, 2000 and 1999, respectively, to perform partnership management and investor relations services for the Partnership.


         d.   Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

              The Partnership does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

         e.  Property Operations

         Overall, the four Properties had a combined average occupancy of 94% as of December 2001; 95% as of December 2000; and 97% as of December 1999. The average collected monthly rent as of December 2001 (not a weighted average) was approximately $443 per home-site verses $429 as of December 2000 and $411 as of December 1999, an increase each year of 3.3% and 4.4%, respectively.


                         TOTAL
                         SITES         OCCUPIED SITES               OCCUPANCY RATE                AVERAGE RENT
                         -----         --------------               --------------                ------------

                                   2001     2000     1999      2001       2000      1999    2001      2000     1999
                                   ----     ----     ----      ----       ----      ----    ----      ----     ----
Aztec Estates              645      568      591      614       88%        92%       95%    $485      $472     $454

Kings Manor                314      298      294      298       95         94        95      466       451      438

Old Dutch Farms            293      268      279      282       92         95        96      427       415      401

Park 4 Seasons             572      568      571      572       99        100       100      391       377      362
                         -----    -----    -----    -----       --        ---       ---     ----      ----     ----
            Overall      1,824    1,702    1,735    1,766       93%        95%       97%    $443      $429     $411
                         =====    =====    =====    =====       ==        ===       ===     ====      ====     ====

              The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2001, 2000 and 1999.


                                                                                             NET OPERATING INCOME
                                                   GROSS REVENUE                                AND NET INCOME
                                                   -------------                                --------------

                                         2001             2000            1999              2001            2000            1999
                                         ----             ----            ----              ----            ----            ----
Aztec Estates                      $3,250,047       $3,300,399      $3,292,625        $1,549,088      $1,886,589      $1,635,311
Kings Manor                         1,572,586        1,521,458       1,491,893         1,019,435         950,406         915,165
Old Dutch Farms                     1,389,926        1,395,018       1,403,048           792,339         818,893         893,138
Park of the Four Seasons            2,642,735        2,573,506       2,501,226         1,661,279       1,656,005       1,515,013
                                   ----------       ----------      ----------        ----------      ----------      ----------
                                   $8,855,294       $8,790,381      $8,688,792        $5,022,141      $5,311,893      $4,958,627

Partnership
 Management                           $49,723         $117,289          60,124         (200,408)       (148,266)       (162,104)

Other Non-Recurring
Expenses                                                                               (269,305)       (308,561)       (231,720)

Debt Service                                                                         (2,720,672)     (2,776,782)     (2,840,033)

Depreciation and
Amortization                                                                           (910,202)       (938,150)       (953,282)
                                   ----------       ----------      ----------       -----------     -----------     -----------

TOTAL:                             $8,905,017       $8,907,670      $8,748,916          $921,554      $1,140,134        $771,488
                                   ==========       ==========      ==========       ===========     ===========     ===========


   COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         Gross revenues decreased $2,653 to $8,905,017 in 2001, compared to $8,907,670 in 2000. The decrease was primarily the result of lower occupancy rates offset by increased rental rates. (See table on previous page.)

         The Partnership's operating expenses increased, from $7,767,536 in 2000, to $7,983,463 in 2001 due to higher property taxes, higher utility costs and increased operating costs.

         As a result of the foregoing factors, net income decreased from $1,140,134 in 2000 to $921,554 in 2001, a 19% decline.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         Gross revenues increased $158,754, or 1.8%, to $8,907,670 in 2000, compared to $8,748,916 in 1999. The increase was primarily the result of the increase in rental income due to higher average monthly rents. (See table on previous page.)

         The Partnership's operating expenses decreased $209,892 from $7,977,428 in 1999 to $7,767,536 in 2000. Due to lower taxes and lower interest expenses.

         As a result of the foregoing factors, net income increased from $771,488 in 1999 to $1,140,134 in 2000, a 48% increase


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

         Note Payable: At December 31, 2001 the Partnership had a note payable outstanding in the amount of $32,273,332. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At December 31, 2001 the Partnership owed $270,755 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR which as of December 31, 2001 totaled 3.70%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, and supplementary data are filed with this Report under Item 14.

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

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 52, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.


         The following individuals are the directors and officers of GP P.I. Associates Corp.:


Name and Age                                Position Held
------------                                -------------
Paul M. Zlotoff, 52                         Director and President

Gloria Koster, 48                           Secretary/Treasurer

Arthur Weiss, 52                            Independent Director

Charles Soberman, 52                        Director/Vice President

         Arthur Weiss, 52 has been practicing law at Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which has represented the company in various matters since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

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

         Charles Soberman, 52, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and an M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was President of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 48, Joined Uniprop, Inc, in July 1989. In addition to general executive, administrative and financial assignments, Ms. Koster's responsibilities encompass financial reporting for the company's public and private limited partnerships.

         Roger Zlotoff, 41, became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2001, the General Partner had received an Incentive Management Interest of $88,125. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2001 aggregate appraised value of $59,100,000, the Partnership Management Distribution due to the General Partner was $591,000. The Partnership Management Distribution paid to the General Partner during 2001 was $589,983, a portion of which was calculated on the 2000 aggregate appraised value of $58,675,000. As of December 31, 2001, the Partnership Management Distribution due the General Partner totaled $147,750. This amount was paid to the General Partner on February 15, 2002 from cash reserves. Based on the Properties' March 2002 aggregate appraised value of $58,700,000, the Partnership Management Distribution due the General Partner for the Partnership's 2002, fiscal year will be $587,000 (58,700,000 x 1.0% = $587,000).

         Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the following property management fees totaling $443,133: Aztec Estates, $163,848; Kings Manor, $77,496; Old Dutch Farms, $70,248; and Park of the Four Seasons, $131,541. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $97,652 for performing partnership management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)  Financial Statements

         (1) The following financial statements and related documents are filed with this Report:

              (i)   Report of Independent Certified Public Accountants

              (ii) Balance Sheets as of December 31, 2001 and 2000 and Statements of Income for the fiscal years ended December 31, 2001, 2000 and 1999

              (iii) Statements of Partners' Equity for the fiscal years ended
                    December 31, 2001, 2000 and 1999

              (iv) Statements of Cash Flows for the fiscal years ended December 31, 2001, 2000 and 1999

         (2) The following financial statement schedule is filed with this report:

                    Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2001, 2000 and 1999

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

         The following exhibits are attached to this Report:

         10(f) First Amended and Restated Consulting Agreement among the
               Partnership, the General Partner and the Consultant.

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2002.

               (b)  Reports on Form 8-K

         The Partnership did not file any Forms 8-K during the fourth quarter of 2001.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Uniprop Manufactured Housing
Communities Income Fund
(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

February 8, 2002

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------


December 31,                                               2001             2000
--------------------------------------------------------------------------------
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
  Buildings and improvements                        $24,444,204     $24,350,053
  Land                                                5,280,000       5,280,000
  Manufactured homes and improvements                 1,126,173       1,022,717
  Furniture and equipment                               207,164         201,106
--------------------------------------------------------------------------------

                                                     31,057,541      30,853,876
  Less accumulated depreciation                      12,196,191      11,371,988
--------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                           18,861,350      19,481,888

Cash                                                    902,752         476,829
Cash - security deposit escrow                          305,158         231,158
Unamortized financing costs                             452,548         538,548
Other assets (Note 3)                                   832,244         966,265
--------------------------------------------------------------------------------
                                                    $21,354,052     $21,694,688
================================================================================

LIABILITIES AND PARTNERS' DEFICIT

Note payable (Note 2)                               $32,273,332     $32,580,418
Line-of-credit (Note 4)                                 270,755         300,000
Accounts payable                                        159,551          70,908
Other liabilities (Note 5)                              754,515         738,454
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                    33,458,153      33,689,780
--------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
  Class A limited partners                           (9,480,901)     (9,503,207)
  Class B limited partners                              560,794         198,357
  General partner                                    (3,183,994)     (2,690,242)
--------------------------------------------------------------------------------

TOTAL PARTNERS' DEFICIT                             (12,104,101)    (11,995,092)
--------------------------------------------------------------------------------
                                                    $21,354,052     $21,694,688
================================================================================

                                 See accompanying notes to financial statements.

                                                         UNIPROP MANUFACTURED
                                              HOUSING COMMUNITIES INCOME FUND
                                             (A MICHIGAN LIMITED PARTNERSHIP)

                                                         STATEMENTS OF INCOME

--------------------------------------------------------------------------------


Year Ended December 31,                           2001         2000         1999
---------------------------------------------------------------------------------
INCOME
  Rental                                    $8,452,500   $8,358,102   $8,226,292
  Other                                        452,517      549,568      522,624
---------------------------------------------------------------------------------

                                             8,905,017    8,907,670    8,748,916
---------------------------------------------------------------------------------

OPERATING EXPENSES
  Administrative (Note 6)                    1,842,364    1,796,730    1,735,178
  Property taxes                               911,649      852,105      877,745
  Utilities                                    556,798      487,468      497,525
  Property operations                        1,041,778      916,301    1,073,665
  Depreciation and amortization                910,202      938,150      953,282
  Interest                                   2,720,672    2,776,782    2,840,033
---------------------------------------------------------------------------------

                                             7,983,463    7,767,536    7,977,428
---------------------------------------------------------------------------------

NET INCOME                                  $  921,554   $1,140,134   $  771,488
=================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 8)
  Class A                                   $    12.85   $    18.32   $     8.29
  Class B                                   $    48.85   $    55.43   $    46.00

DISTRIBUTIONS PER LIMITED
 PARTNERSHIP UNIT (Note 8)
   Class A                                  $    11.75   $    10.75   $     9.25
   Class B                                  $    11.75   $    10.75   $     9.25

NUMBER OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING
   Class A                                      20,230       20,230       20,230
   Class B                                       9,770        9,770        9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER     $  184,311   $  228,027   $  154,298

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER  $  678,063   $  663,939   $  638,600
=================================================================================

                              See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                    TOTAL
                                                  Class A         Class B       PARTNERS'
                                  General         Limited         Limited          EQUITY
                                  Partner        Partners        Partners       (DEFICIT)
-----------------------------------------------------------------------------------------
BALANCE, January 1, 1999     $ (1,770,028)   $ (9,636,980)   $   (597,167)   $(12,004,175)

Distributions to partners        (638,600)       (187,128)        (90,372)       (916,100)

Net income for the year           154,298         167,784         449,406         771,488
-----------------------------------------------------------------------------------------

BALANCE, December 31, 1999     (2,254,330)     (9,656,324)       (238,133)    (12,148,787)

Distributions to partners        (663,939)       (217,473)       (105,027)       (986,439)

Net income for the year           228,027         370,590         541,517       1,140,134
-----------------------------------------------------------------------------------------

BALANCE, December 31, 2000     (2,690,242)     (9,503,207)        198,357     (11,995,092)

Distributions to partners        (678,063)       (237,703)       (114,797)     (1,030,563)

Net income for the year           184,311         260,009         477,234         921,554
-----------------------------------------------------------------------------------------

BALANCE, December 31, 2001   $ (3,183,994)   $ (9,480,901)   $    560,794    $(12,104,101)
=========================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



Year Ended December 31,                                 2001           2000            1999
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   921,554    $ 1,140,134    $   771,488
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                          824,202        850,150        867,282
  Amortization                                           86,000         88,000         86,000
  Gain on disposals of property and equipment           (37,609)      (104,422)       (54,075)
  (Increase) decrease in other assets                    60,021       (598,811)       223,655
  Increase (decrease) in accounts payable                88,643       (126,902)       121,222
  Increase (decrease) in other liabilities               16,061       (136,482)        27,096
---------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             1,958,872      1,111,667      2,042,668
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (1,166,705)    (1,122,377)    (1,322,832)
  Proceeds from disposals of property and equipment   1,000,650        959,604        881,074
---------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                  (166,055)      (162,773)      (441,758)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                          (1,030,563)      (986,439)      (916,100)
  Repayment of note payable                            (307,086)      (298,687)      (240,003)
  Net advances (payments) under line of credit          (29,245)      (300,000)       130,477
---------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                (1,366,894)    (1,585,126)    (1,025,626)
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                         425,923       (636,232)       575,284

CASH, at beginning of year                              476,829      1,113,061        537,777
---------------------------------------------------------------------------------------------

CASH, at end of year                                $   902,752    $   476,829    $ 1,113,061
=============================================================================================

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

                               Accumulated depreciation for tax purposes was $13,725,888 and $12,772,152 as of December 31,
                               2001 and 2000, respectively.

                               Long-lived assets, such as property and
                               equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2001.

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

                               RECLASSIFICATIONS

                               Certain amounts in prior years' financial statements have been reclassified to conform with current year's presentation.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                               RECENT ACCOUNTING PRONOUNCEMENTS

                               In October 2001, the Financial Accounting
                               Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
                               144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

                               The Partnership does not expect that the adoption of this standard will have a material impact on its results of operations and financial position.

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

                               Future maturities on the note payable for the next five years are as follows: 2002 - $320,000; 2003 - $350,000; 2004 - $372,000; 2005 -
                               $412,000; and 2006 - $450,000.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


3.  OTHER ASSETS               At December 31, 2001 and 2000, "Other assets"
                               included cash of approximately $601,000 and $765,000, respectively, in an escrow account for property taxes, capital improvements, and debt service payments, as required by the Partnership's note payable agreement, which is restricted from operating use.

4.  LINE-OF-CREDIT             The Partnership currently has an unsecured
                               $1,000,000 revolving line-of-credit agreement with a bank that expires in October 2002.
                               Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 2001 was 3.70%.

5.  OTHER LIABILITIES          Other liabilities consisted of:


                               December 31,                                         2001               2000
                               -----------------------------------------------------------------------------
                               Tenants' security deposits                    $   566,283       $    552,405
                               Accrued interest                                  155,127            156,000
                               Other                                              33,105             30,049
                               -----------------------------------------------------------------------------

                               TOTAL                                         $   754,515       $    738,454
                               ============================================================================

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                               FEES AND EXPENSES

                               During the years ended December 31, 2001, 2000 and 1999 the affiliate earned property management fees of $443,123, $440,267, and $432,033, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $7,020 and $9,493 by the affiliate at December 31, 2001 and 2000, respectively.

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

                               Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2001.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


7.  RECONCILIATION OF          Year Ended December 31,                  2001             2000          1999
    FINANCIAL STATEMENT        ----------------------------------------------------------------------------
    INCOME AND TAXABLE
    INCOME
                               Income per the financial
                                 statements                       $  921,554     $  1,140,134     $ 771,488

                               Adjustments to depreciation
                                 for difference in methods          (129,535)          17,257       (82,759)

                               Adjustments for prepaid
                                 rent, meals and entertain-
                                 ment                                  5,550           (9,867)       19,926
                               ----------------------------------------------------------------------------

                               Income Per the  Partnership's
                                 Tax Return                       $  797,569     $  1,147,524     $ 708,655
                               ============================================================================

8.  PARTNERS' CAPITAL          Subject to the orders of priority under certain
                               specified conditions more fully described in the Agreement of Limited Partnership (as amended on
                               February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                               DISTRIBUTIONS

                               The general partner receives a quarterly
                               Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $591,000 annually based on current 2001 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



9.  SUPPLEMENTAL CASH FLOW     Cash paid for interest totaled approximately
    INFORMATION                $2,722,000, $2,777,000, and $2,843,000 in 2001,
                               2000 and 1999, respectively.

10. INTERIM RESULTS            The following summary represents the unaudited
    (UNAUDITED)                results of operations of the Partnership,
                               expressed in thousands except per unit amounts, for the periods from January 1, 2000 through December 31, 2001:

                                                                    Three Months Ended
                               --------------------------------------------------------------------------------------------
                                  2001                                   March 31,    June 30,  September 30,   December 31,
                               --------------------------------------------------------------------------------------------
                               REVENUES                               $   2,238    $  2,247   $     2,254     $     2,166
                               ============================================================================================

                               NET INCOME                             $     268    $    274   $       336     $        44
                               ============================================================================================

                               INCOME (LOSS) PER LIMITED
                                 PARTNERSHIP UNIT
                                   Class A                            $       4    $      4   $         6     $        (1)
                                   Class B                            $      14    $     13   $        15     $         7
                               ============================================================================================

                                                                    Three Months Ended
                               --------------------------------------------------------------------------------------------
                               2000                                   March 31,    June 30,  September 30,   December 31,
                               --------------------------------------------------------------------------------------------
                               REVENUES                               $   2,239    $  2,217   $     2,246     $     2,206
                               ============================================================================================

                               NET INCOME                             $     318    $    228   $       324     $       270
                               ============================================================================================

                               INCOME PER LIMITED PARTNERSHIP UNIT
                                 Class A                              $       5    $      3   $         6     $         4
                                 Class B                              $      15    $     13   $        15     $        12
                               ============================================================================================

11. MATERIAL FOURTH            During 2001, the Partnership made adjustments
    QUARTER                    which are material to the fourth quarter results.
    ADJUSTMENTS                These adjustments included an increase in
                               property taxes of approximately $65,000 due to assessments received higher than estimated amounts and write-downs to fair value of manufactured homes totaling $70,000 due to changing market conditions.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2001
--------------------------------------------------------------------------------



       Column A             Column B                Column C                     Column D
-----------------------   --------------   ---------------------------   --------------------------
                                                                                            Costs
                                                                                      Capitalized
                                                                                    Subsequent to
                                                  Initial Cost                        Acquisition
                                           ---------------------------   -------------------------
                                                      Buildings and                 Buildings and
Description                Encumbrance           Land  Improvements           Land   Improvements
----------------------------------------------------------------------------------------------------
Aztec Estates
   (Margate, FL)           $12,211,924    $  2,199,868  $ 8,799,475       $     -      $  901,880


Kings Manor
   (Ft. Lauderdale,
   FL)                       6,161,704         847,923    3,391,694             -         452,722

Park of the Four
Seasons
   (Blaine, MN)             5,522,204       1,508,121     6,032,483             -         860,953

Old Dutch Farms
   (Novi, MI)               8,377,500         724,088     2,896,348             -       1,108,649
-------------------------------------------------------------------------------------------------

                           $32,273,332     $5,280,000   $21,120,000       $     -      $3,324,204
-------------------------------------------------------------------------------------------------





       Column A                         Column E                    Column F       Column G       Column H
----------------------- ---------------------------------------    ------------    ----------   --------------


                             Gross Amount at Which Carried                                      Life on Which
                                   at Close of Period                                         Depreciation in
                        ---------------------------------------                                 Latest Income
                                   Buildings and                   Accumulated          Date     Statement is
Description                   Land  Improvements         Total    Depreciation      Acquired         Computed
-------------------------------------------------------------------------------------------------------------
Aztec Estates
   (Margate, FL)       $ 2,199,868   $ 9,701,355   $11,901,223      $4,910,735          1986         30 years


Kings Manor
   (Ft. Lauderdale,
   FL)                     847,923     3,844,416     4,692,339       1,919,428          1986         30 years


Park of the Four
Seasons
   (Blaine, MN)          1,508,121     6,893,436     8,401,557       3,366,948          1986         30 years

Old Dutch Farms
   (Novi, MI)              724,088     4,004,997     4,729,085       1,845,829          1986         30 years
-------------------------------------------------------------------------------------------------------------

                       $ 5,280,000   $24,444,204   $29,724,204     $12,042,940
-------------------------------------------------------------------------------------------------------------

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2001

--------------------------------------------------------------------------------


1.  RECONCILIATION OF          The following table reconciles buildings and
    BUILDINGS AND              improvements from January 1, 1999 to December 31,
    IMPROVEMENTS               2001:

                                                                       2001              2000             1999
                               ---------------------------------------------------------------------------------
                               BALANCE, at January 1           $ 24,350,053      $ 24,134,260     $ 23,934,391

                               Additions to buildings and
                                improvements                         94,151           215,793          199,869
                               ---------------------------------------------------------------------------------

                               BALANCE, at December 31         $ 24,444,204      $ 24,350,053     $ 24,134,260
                               =================================================================================

                               There were no additions to land during this three-year period.


2.  RECONCILIATION OF          The following table reconciles the accumulated
    ACCUMULATED DEPRECIATION   depreciation from January 1, 1999 to December 31,
                               2001:

                                                                         2001              2000             1999
                               ---------------------------------------------------------------------------------
                               BALANCE, at January 1           $   11,229,636    $   10,400,696   $    9,550,371

                               Current year depreciation
                                expense                               813,304           828,940          850,325
                               ---------------------------------------------------------------------------------

                               BALANCE, at December 31         $   12,042,940    $   11,229,636   $   10,400,696
                               ---------------------------------------------------------------------------------

3.  TAX BASIS OF BUILDINGS     The aggregate cost of buildings and improvements
    AND IMPROVEMENTS           for federal income tax purposes is equal to the
                               cost basis used for financial statements purposes.

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


                                 Uniprop Manufactured Housing Communities
                                  Income Fund, a Michigan Limited Partnership

                                 BY:  P.I. Associates Limited Partnership,
                                      General Partner


Dated: March 30, 2002                 BY: /s/ Paul M. Zlotoff
                                         ------------------------------------
                                         Paul M. Zlotoff, General Partner

                                      BY: GP P.I. Associates Corp.,
                                          General Partner

                                      BY: /s/ Paul M. Zlotoff
                                         ------------------------------------
Dated:  March 30, 2002                   Paul M. Zlotoff, President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Gloria A. Koster                 By: /s/ Paul M. Zlotoff
    --------------------------------         --------------------------------
    Gloria A. Koster                          Paul M. Zlotoff
    (Chief Financial Officer)                 (Principal Executive Officer)
                                              (President & Director of
                                              GP P.I. Associates Corp.)

Dated:  March 30, 2002                   Dated: March 30, 2002



By: /s/ Susann E. Szepytowski            By: /s/ Charles A. Soberman
    -----------------------------            --------------------------------
    Susann E. Szepytowski                    Charles A. Soberman
    (Controller)                             (Director of GP
                                             P.I. Associates Corp.)

Dated:  March 30, 2002                   Dated:  March 30, 2002

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION                               METHOD OF FILING                                   PAGE
-------             -----------                               ----------------                                   ----
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


3(d)                First Amendment to Agreement              Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.


3(e)                Second Amendment to Agreement             Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.


4                   Form of Certificate of Limited            Incorporated  by  reference  to Form


                    Partnership Interest in the Partnership  10-K for fiscal year ended December 1997.
                    (originally filed with Form  10-K for
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


28                  Letter summary of the                    Filed herewith.
                    Estimated fair market values
                    of the Partnership's four
                    manufactured housing Communities,
                    as of March 1, 2002