Form 10-Q
period 2002-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2002-05-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended March 31, 2002          Commission File No. 0-15940



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

                                      INDEX


                                                                    Page

PART I     FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS


           Balance Sheets
           March 31, 2002 (Unaudited) and
           December 31, 2001                                            3

           Statements of Income
           Three months ended March 31, 2002
           and 2001 (Unaudited)                                         4

           Statement of Partner's Equity
           Three months ended March 31, 2002 (Unaudited)                4

           Statements of Cash Flows
           Three months ended March 31, 2002
           and 2001 (Unaudited)                                         5

           Notes to Financial Statements
           March 31, 2002(Unaudited)                                    6


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                7

   ITEM 3. QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK                               10

PART II    OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            10

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS




ASSETS                                               MARCH 31,2002  DECEMBER 31, 2001
                                                     -------------  -----------------
                                                       (UNAUDITED)
Properties:
  Land                                                $  5,280,000    $  5,280,000
  Buildings And Improvements                            24,799,627      24,444,204
  Furniture And Fixtures                                   229,660         207,164
                                                      ------------    ------------
                                                        30,309,287      29,931,368

  Less Accumulated Depreciation                         12,394,884      12,196,191
                                                      ------------    ------------
                                                        17,914,403      17,735,177

Cash And Cash Equivalents                                  903,873         902,752
Cash - Security Escrow                                     305,158         305,158
Unamortized Finance Costs                                  431,048         452,548
Manufactured Homes and Improvements                      1,431,275       1,126,173
Other Assets                                               969,187         832,244
                                                      ------------    ------------

Total Assets                                          $ 21,954,944    $ 21,354,052
                                                      ------------    ------------

LIABILITIES AND PARTNERS' DEFICIT                   MARCH 31, 2002  DECEMBER 31, 2001
                                                    --------------  -----------------
                                                        (UNAUDITED)
Line of Credit                                        $    270,755    $    270,755
Accounts Payable                                           638,107         159,551
Other Liabilities                                          958,052         754,515
Mortgage Payable                                        32,183,398      32,273,332
                                                      ------------    ------------


Total Liabilities                                     $ 34,050,312    $ 33,458,153

Partners' (Deficit) Equity:
  General Partner                                       (3,300,447)     (3,183,994)
  Class A Limited Partners                              (9,455,547)     (9,480,901)
  Class B Limited Partners                                 660,626         560,794
                                                      ------------    ------------

Total Partners' Deficit                                (12,095,368)    (12,104,101)
                                                      ------------    ------------

Total Liabilities And
  Partners' Deficit                                   $ 21,954,944    $ 21,354,052
                                                      ------------    ------------

                        See Notes to Financial Statements

                    UNIPROP MANUFACTURED HOUSING INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                   THREE MONTHS ENDED
                                                                 March 31,2002      March 31,2001
                                                                 -------------      -------------
                                                                  (unaudited)        (unaudited)

Income:
  Rental Income                                                   $2,143,837         $2,113,339
  Home Sale Income                                                   325,920            259,000
  Other                                                              108,040            111,535
                                                                  ----------         ----------

Total Income                                                      $2,577,797         $2,483,874
                                                                  ----------         ----------


Operating Expenses:
  Administrative Expenses
  (Including  $113,284 and $111,175 in Property Management
   Fees Paid to An Affiliate for the Three Month Period
  Ended March 31, 2002 and 2001, Respectively)                       482,851            434,118
  Property Taxes                                                     217,569            212,181
  Utilities                                                          138,029            162,067
  Property Operations                                                279,273            256,708
  Depreciation And Amortization                                      220,193            234,038
  Interest                                                           663,951            670,954
  Home Sale Expense                                                  306,948            246,025
                                                                  ----------         ----------

Total Operating Expenses                                          $2,308,814         $2,216,091
                                                                  ----------         ----------

Net Income                                                        $  268,983         $  267,783
                                                                  ----------         ----------

Income Per Limited Partnership Unit:
  Class A                                                         $     4.25         $     4.04
  Class B                                                         $    13.22         $    13.56

Distribution Per Limited Partnership Unit
  Class A                                                         $     3.00         $     2.75
  Class B                                                         $     3.00         $     2.75

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                           20,230             20,230
    Class B                                                            9,770              9,770



STATEMENT OF PARTNER'S EQUITY (UNAUDITED)
                                                   Total        General Partner     Class A Limited      Class B Limited

Beginning Balance of December 31, 2001         (12,104,101)       (3,183,994)        (9,480,901)            560,794
Net Income                                         268,983            53,797             86,044             129,142
Distributions                                     (260,250)         (170,250)           (60,690)            (29,310)
                                               ------------       -----------        -----------            --------
BALANCE AS OF MARCH 31, 2002                   (12,095,368)       (3,300,447)        (9,455,547)            660,626





                       See Notes to Financial Statements
                                        4

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                     THREE MONTHS ENDED
                                                MARCH 31,2002  MARCH 31, 2001
                                                -------------  --------------
Cash Flows From Operating Activities:
  Net Income                                      $ 268,983      $ 267,783
                                                  ---------      ---------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                      198,693        212,538
  Amortization                                       21,500         21,500
  (Increase) Decrease in Homes and Improvements    (305,102)        83,444
 (Increase) Decrease In Other Assets               (136,943)      (222,589)
  Increase  (Decrease) In Accounts Payables         478,556        145,810
  Increase (Decrease) Other Liabilities             203,537        198,597
                                                  ---------      ---------

Total Adjustments:                                  460,241        439,300
                                                  ---------      ---------

    Net Cash Provided By
      Operating Activities                          729,224        707,083
                                                  ---------      ---------

Cash Flows Used In Investing  Activities:
        Capital Expenditures                       (377,919)        37,701
                                                  ---------      ---------


Cash Flows From Financing Activities:
        Distributions To Partners                  (260,250)      (249,813)
        Net Payments on Line-Of-Credit                    0        (78,264)
        Principal Payments on Mortgage              (89,934)       (83,565)
                                                  ---------      ---------

Net Cash Used In                                   (350,184)      (411,642)
                                                  ---------      ---------
Financing Activities

Increase (Decrease) In Cash and Equivalents           1,121        257,740

Cash and Equivalents, Beginning                     902,752        476,829
                                                  ---------      ---------

Cash and Equivalents, Ending                      $ 903,873      $ 734,569
                                                  ---------      ---------



                        See Notes to Financial Statements
                                        5

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)





1.       BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2001.

2.       RECLASSIFICATIONS:

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As a result, total revenue and total operating expenses in the statement of income for the quarter ended March 31, 2001 increased by $246,025; net income was not affected by the reclassification.

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

The Partnership has a renewable $600,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 2002 was 1.88%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 2002 the outstanding balance on the line of credit was $270,755. Although the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected not to pay down the line of credit.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 2002 amounted to $489,176.

The amount available during the same period in 2001 was $501,821. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

 Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the second quarter based on first quarter results was $146,750.00, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($58,700,000 x .01 = $587,000 / 4 = $146,750.00).

The cash available after payment of the Partnership Management Distribution amounted to $342,426. From this amount, the General Partner elected to make a total distribution of $112,500 for the first quarter of 2002 (unchanged from 2001), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of March 31, 2002, the Partnership's cash balance amounted to $903,873. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 93% at the end of March 2002, versus 95% a year ago. The average monthly rent in March 2002 was approximately $449, or 3% more than the $437 average monthly rent in March 2001 (average rent not a weighted average).




                                             Total       Occupied      Occupancy       Average*
                                           Capacity        Sites         Rate            Rent
Aztec Estates                                  645            561             87%    $       494
Kings Manor                                    314            299             96             479
Old Dutch Farms                                293            267             92             429
Park of the Four Seasons                       572            566             99             392
                                       -----------    -----------    -----------     -----------

Total on 3/31/02:                            1,824          1,693             93%    $       449
Total on 3/31/01:                            1,824          1,728             95%    $       437
*Not a weighted average


                                               GROSS REVENUES                  NET INCOME

                                           3/31/02        3/31/01        3/31/02         3/31/01
Aztec Estates                          $ 1,000,905    $   920,757    $   411,834     $   404,775
Kings Manor                                558,829        428,059        274,388         241,826
Old Dutch Farms                            359,810        391,637        206,913         210,078
Park of the Four Seasons                   653,376        728,745        412,289         428,580
                                       -----------    -----------    -----------     -----------
                                         2,572,920      2,469,198      1,305,424     $ 1,285,259

Partnership Management:                      4,877         14,676        (74,334)        (59,678)

Other Non Recurring expenses:                   --             --        (77,963)        (52,806)

Debt Service                                                            (663,951)       (670,954)

Depreciation and Amortization                   --             --       (220,193)       (234,038)
                                       -----------    -----------    -----------     -----------

                                       $ 2,577,797    $ 2,483,874    $   268,983     $   267,783


COMPARISON OF QUARTER ENDED  MARCH 31, 2002 TO QUARTER ENDED MARCH 31, 2001

Gross revenues increased $93,923 to $2,577,797 in 2002, as compared to $2,483,874 in 2001. The increase was the result of additional home sales as well as increased rent.
(See table in previous section.)

As described in the Statements of Income, total operating expenses were $92,723 higher, moving from $2,216,091 to $2,308,814. Due to an increase in property management expenses and home sale expense.

As a result of the aforementioned factors, Net Income increased slightly for the first quarter of 2002 compared to the same quarter of the prior year, moving from $267,783 for 2001 to $268,983 for 2002.

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

         Note Payable: At March 31, 2002 the Partnership had a note payable outstanding in the amount of $32,183,398. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At March 31, 2002 the Partnership owed $270,755 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

PART II - OTHER INFORMATION


ITEM 6.    REPORTS OF FORM 8-K


                          (A) Reports of Form 8-K
                                 There were no reports filed on Form 8-K during the three months ended March 31, 2002.

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




Dated: May 15, 2002