Form 10-Q
period 2002-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2002-08-09
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002             Commission File No. 0-15940



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


                                      INDEX



                                                                           Page
                                                                           ----

PART I      FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS


            Balance Sheets
            June 30, 2002 (Unaudited) and
            December 31, 2001                                              3

            Statements of Income
            Six months ended June 30, 2002 and 2001
            Three months ended June 30, 2002
            and 2001 (Unaudited)                                           4

            Statement of Partners' Equity
            Six months ended June 30, 2002 (Unaudited)                     4

            Statements of Cash Flows
            Six months ended June 30, 2002
            and 2001 (Unaudited)                                           5

            Notes to Financial Statements
            June 30, 2002 (Unaudited)                                      6


 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                  7

 ITEM 3.    QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                  10

PART II           OTHER INFORMATION

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                          JUNE 30,2002                    DECEMBER 31, 2001
                                                                ------------                    -----------------
                                                                (UNAUDITED)
Properties:
  Land                                                           $ 5,280,000                        $ 5,280,000
  Buildings And Improvements                                      25,130,132                         24,444,204
  Furniture And Fixtures                                             229,660                            207,164
                                                                 -----------                        -----------
                                                                  30,639,792                         29,931,368

  Less Accumulated Depreciation                                   12,609,752                         12,196,191
                                                                 -----------                        -----------
                                                                  18,030,040                         17,735,177

Cash And Cash Equivalents                                            538,438                            902,752
Cash - Security Escrow                                               305,158                            305,158
Unamortized Finance Costs                                            409,548                            452,548
Manufactured Homes and Improvements                                1,172,553                          1,126,173
Other Assets                                                         980,255                            832,244
                                                                 -----------                        -----------

Total Assets                                                     $21,435,992                        $21,354,052
                                                                 -----------                        -----------

LIABILITIES AND PART. EQUITY                                    JUNE 30, 2002                   DECEMBER 31, 2001
                                                                -------------                   -----------------
                                                                 (UNAUDITED)

Line of Credit                                                   $   195,755                        $   270,755
Accounts Payable                                                     116,747                            159,551
Other Liabilities                                                  1,054,373                            754,515
Mortgage Payable                                                  32,106,253                         32,273,332
                                                                 -----------                        -----------


Total Liabilities                                                $33,473,128                        $33,458,153

Partners' Equity:
  General Partner                                                 (3,406,201)                        (3,183,994)
  Class A Limited Partners                                        (9,408,468)                        (9,480,901)
  Class B Limited Partners                                           777,533                            560,794
                                                                 -----------                        -----------

Total Partners' Equity                                           (12,037,136)                       (12,104,101)
                                                                 ------------                       ------------

Total Liabilities And
  Partners' Equity                                               $21,435,992                        $21,354,052
                                                                 -----------                        -----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP


STATEMENTS OF INCOME                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                           June 30,2002   June 30,2001    June 30, 2002    June 30,2001
                                                           ------------   ------------    -------------    ------------
                                                           (unaudited)    (unaudited)      (unaudited)      (unaudited)
Income:
  Rental Income                                             $4,305,356      $4,235,218      $2,161,519      $2,121,879
  Home Sale Income                                          $1,086,112      $  456,720      $  760,192      $  197,720
  Other                                                        229,818         222,163         121,778         110,628
                                                            ----------      ----------      ----------      ----------

Total Income                                                $5,621,286      $4,914,101      $3,043,489      $2,430,227
                                                            ----------      ----------      ----------      ----------

Operating Expenses:
  Administrative Expenses
  (Including  $226.255, $222,813,$113,284 and $111,175 in
   Property Management Fees Paid to An Affiliate for the
   Six and Three Month Period
  Ended June 30, 2002 and 2001, respectively)                  916,786         892,473         433,935         458,355
  Property Taxes                                               435,102         423,489         217,533         211,308
  Utilities                                                    274,538         291,043         136,509         128,976
  Property Operations                                          600,532         533,001         321,259         276,293
  Depreciation And Amortization                                456,562         453,361         236,369         219,323
  Interest                                                   1,335,773       1,349,406         671,822         678,452
  Home Sale Expense                                          1,015,528         429,108         708,580         183,083
                                                            ----------      ----------      ----------      ----------

Total Operating Expenses                                    $5,034,821      $4,371,881      $2,726,007      $2,155,790
                                                            ----------      ----------      ----------      ----------

Net Income                                                  $  586,465      $  542,220      $  317,482      $  274,437
                                                            ----------      ----------      ----------      ----------

Income Per Limited Partnership Unit:
  Class A                                                   $     9.58      $     8.45      $     5.33      $     4.41
  Class B                                                   $    28.18      $    26.90      $    14.96      $    13.34

Distribution Per Limited Partnership Unit
  Class A                                                   $     6.00      $     5.75      $     3.00      $     3.00
  Class B                                                   $     6.00      $     5.75      $     3.00      $     3.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                     20,230          20,230          20,230          20,230
    Class B                                                      9,770           9,770           9,770           9,770

STATEMENT OF PARTNER'S EQUITY (UNAUDITED)

                                                        General Partner  Class A Limited  Class B Limited

Beginning Balance of December 31, 2001                      (3,183,994)     (9,480,901)        560,794
Net Income                                                     117,293         193,813         275,359
Distributions                                                 (339,500)       (121,380)        (58,620)

BALANCE AS OF JUNE 30, 2002                                 (3,406,201)     (9,408,468)        777,533

                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND

                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                    June 30, 2002  June 30,2001
                                                    -------------  ------------
                                                     (unaudited)    (unaudited)
Cash Flows From Operating Activities:
  Net Income                                         $   586,465    $   542,220
                                                     -----------    -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                           413,562        410,361
  Amortization                                            43,000         43,000
  (Increase) Decrease In Homes & Improvements            (46,380)      (202,500)
  (Increase) Decrease In Other Assets                   (148,011)      (338,959)
  Increase (Decrease) In Accounts Payable                (42,804)        90,212
  Increase (Decrease) In Other Liabilities               299,858        286,324
                                                     -----------    -----------

Total Adjustments:                                       519,225        288,438
                                                     -----------    -----------

    Net Cash Provided By
      Operating Activities                             1,105,690        830,658
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                  (708,424)       (47,080)
                                                     -----------    -----------

 Net Cash Provided By (Used In)
      Investing Activities                              (708,424)       (47,080)
                                                     -----------    -----------

Cash Flows From Financing Activities:
  Net Payment on Line of Credit                          (75,000)       (78,264)
  Distributions To Partners                             (519,500)      (510,063)
  Principal Payments on Mortgage                        (167,080)      (154,063)
                                                     -----------    -----------

Net Cash Provided By (Used In) Financing Activites      (761,580)      (742,390)
                                                     -----------    -----------


Increase (Decrease) In Cash and Equivalents             (364,314)        41,188

Cash and Equivalents, Beginning                          902,752        476,829
                                                     -----------    -----------

Cash and Equivalents, Ending                         $   538,438    $   518,017
                                                     -----------    -----------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2001.

2.       RECLASSIFICATION

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As of result, total revenue and total operating expenses in the statement of income for the six months and quarter ended June 30, 2001 increased by $456,720 and $197,720, respectively; net income was not affected by the reclassification.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 2002 was 3.312%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 2002 the outstanding balance on the line of credit was $195,755. Because the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected to continue paying down the line of credit in order to minimize interest costs.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 2002 amounted to $553,851.

The amount available during the same period in 2001 was $493,760. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter based on second quarter results was $146,750, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($58,700,000 x .01 = $587,000 / 4 = $146,750).

The cash available after payment of the Partnership Management Distribution amounted to $407,101. From this amount, the General Partner elected to make a total distribution of $112,500 for the second quarter of 2002 equal to the amount distributed for the second quarter of 2001, 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended June 30, 2002, the Partnership added $294,601 to reserves. During the same quarter in 2001, the Partnership added $233,510 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 94% at the end of June 2002, same as the second quarter of 2001. The average monthly rent in June 2002 was approximately $450, or 3% more than the $438 average monthly rent in June 2001 (average rent not a weighted average).

                                Total        Occupied      Occupancy       Average*
                               Capacity        Sites         Rate           Rent

Aztec Estates                      645           574            89%         $ 493
Kings Manor                        314           304            97            479
Old Dutch Farms                    293           261            89            432
Park of the Four Seasons           572           564            99            397
                                 -----         -----         -----          -----

Total on 6/30/02:                1,824         1,703            94%         $ 450
Total on 6/30/01:                1,824         1,709            94%         $ 438

*Not a weighted average

                                      FOR THE THREE MONTHS ENDING JUNE 30, 2002
                                      GROSS REVENUES                 NET INCOME

                                  6/30/02         6/30/01       6/30/02        6/30/01
Aztec Estates                   $ 1,243,202    $   896,192    $   427,283    $   433,538
Kings Manor                         664,254        433,102        311,644        262,069
Old Dutch Farms                     390,209        370,072        199,709        199,506
Park of the Four Seasons            741,167        716,573        450,078        409,286
                                -----------    -----------    -----------    -----------
                                  3,038,832      2,415,939      1,388,714    $ 1,304,399

Partnership Management:               4,657         14,288        (48,989)       (67,362)

Other Non Recurring expenses:          --             --         (114,052)       (64,825)

Debt Service                                                     (671,822)      (678,452)

Depreciation and Amortization          --             --         (236,369)      (219,323)
                                -----------    -----------    -----------    -----------

                                $ 3,043,489    $ 2,430,227    $   317,482    $   274,437

COMPARISON OF QUARTER ENDED JUNE 30, 2002 TO QUARTER ENDED JUNE 30, 2001

Gross revenues increased $613,262 to $3,043,489 in 2002, as compared to $2,430,227 in 2001. (See table in previous section). The increase in revenue was due primarily to a $562,472 increase in Home Sale Income.

As described in the Statements of Income, total operating expenses were higher, increasing from $2,155,790 in 2001 to $2,726,007 in 2002. This was due primarily to a $525,497 increase in Home Sale Expense.

As a result of the aforementioned factors, Net Income increased 16% for the second quarter of 2002 compared to the same quarter of the prior year, increasing from $274,437 for 2001 to $317,482 for 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND SIX MONTHS ENDED JUNE 30, 2001

For the first six months of 2002, Gross Revenues were $5,621,286, an increase of $707,185 compared to $4,914,101 for the same period of 2001. Total Operating Expenses for the first two quarters of 2002 were $5,034,821, an increase of $662,940 compared to $4,371,881 for 2001. Net Income for the first six months ending June 30, 2002 was $586,465 an increase of $44,245 compared to the $542,220 reported for the first six months ending June 30, 2001.

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

         Note Payable: At June 30, 2002 the Partnership had a note payable outstanding in the amount of $32,106,253. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At June 30, 2002 the Partnership owed $195,755 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

PART II - OTHER INFORMATION

ITEM 6.   REPORTS OF FORM 8-K

                   (A) Reports of Form 8-K
                         There were no reports filed on Form 8-K during the three months ended June 30, 2002.





                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned. We the undersigned certify to the best of our knowledge neither the report nor the financial statements therein, contain any untrue statements of material fact. The financial information included in the report fairly represents the financial condition and result of operations for the periods presented herein.

                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                              BY:  P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                              BY:  /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                              BY:  /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer


Dated: August 8, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Uniprop Manufactured Housing Income Fund (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul M Zlotoff, General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of June 30, 2002.


P.I. Associates Limited Partnership its General Partner

/s/ Paul M. Zlotoff
-----------------------------
By: Paul M Zlotoff its General Partner