Form 10-Q
period 2002-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2002-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended  September 30, 2002      Commission File No. 0-15940



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

                                      INDEX

                                                                           Page
                                                                           ----

PART I       FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              Balance Sheets
              September 30, 2002 (Unaudited) and
              December 31, 2001                                              3

              Statements of Income
              Nine months ended September 30, 2002 and 2001
               (Unaudited)
              Three months ended September 30, 2002 and 2001
               (Unaudited)                                                   4

              Statement of Partners' Deficit
              Nine months ended September 30, 2002 (Unaudited)               4

              Statements of Cash Flows
              Nine months ended September 30, 2002
              and 2001 (Unaudited)                                           5

              Notes to Financial Statements
              September 30, 2002 (Unaudited)                                 6


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                  7

  ITEM 3.     QUANTITATIVE AND QUALITATIVE
              DISCLOSURES ABOUT MARKET RISK                                 10

  ITEM 4.     CONTROLS AND PROCEDURES                                       11

PART II       OTHER INFORMATION                                             11

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                              12

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS


ASSETS                                                SEPTEMBER 30, 2002                 DECEMBER 31, 2001
                                                      ------------------                 -----------------
                                                            (Unaudited)
                                                            ===========
Properties:
  Land                                                      $ 5,280,000                        $ 5,280,000
  Buildings And Improvements                                 25,202,870                         24,444,204
  Furniture And Fixtures                                        229,660                            207,164
                                                            -----------                        -----------
                                                             30,712,530                         29,931,368

  Less Accumulated Depreciation                              12,815,803                         12,196,191
                                                            -----------                        -----------
                                                             17,896,727                         17,735,177

Cash And Cash Equivalents                                       647,516                            902,752
Cash - Security Escrow                                          305,158                            305,158
Unamortized Finance Costs                                       388,048                            452,548
Manufactured Homes and Improvements                           1,047,474                          1,126,173
Other Assets                                                  1,119,336                            832,244
                                                            -----------                        -----------

Total Assets                                                $21,404,259                        $21,354,052
                                                            -----------                        -----------


LIABILITIES AND PARTNERS' DEFICIT                     SEPTEMBER 30, 2002                 DECEMBER 31, 2001
                                                      ------------------                 -----------------
                                                            (UNAUDITED)
Line of Credit                                              $   195,755                        $   270,755
Accounts Payable                                                212,586                            159,551
Other Liabilities                                             1,024,068                            754,515
Mortgage Payable                                             32,027,414                         32,273,332
                                                            -----------                        -----------


Total Liabilities                                           $33,459,823                        $33,458,153

Partners' Equity (Deficit):
  General Partner                                            (3,527,286)                        (3,183,994)
  Class A Limited Partners                                   (9,400,151)                        (9,480,901)
  Class B Limited Partners                                      871,873                            560,794
                                                            -----------                        -----------

Total Partners' Deficit                                     (12,055,564)                       (12,104,101)
                                                            -----------                        -----------

Total Liabilities And
  Partners' Equity                                          $21,404,259                        $21,354,052
                                                            -----------                        -----------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME (UNAUDITED)                                    NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                         SEPT. 30, 2002       SEPT. 30, 2001         SEPT. 30, 2002   SEPT. 30, 2001
                                                         --------------       --------------         --------------   --------------
                                                           (unaudited)           (unaudited)            (unaudited)     (unaudited)
Income:
  Rental Income                                             $6,425,105            $6,349,385             $2,119,749      $2,114,167
  Home Sale Income                                          $1,529,562            $  779,362             $  443,450      $  322,642
  Other                                                        344,515               326,655                114,697         104,492
                                                            ----------            ----------             ----------      ----------

Total Income                                                $8,299,182            $7,455,402             $2,677,896      $2,541,301
                                                            ----------            ----------             ----------      ----------


Operating Expenses:
  Administrative Expenses
  (Including $337,754,$334,906,$111,499 and
  $112,093 in Property Management
  Fees Paid to An Affiliate for the Nine and
  Three Month Periods
  Ended Sept. 30, 2002 and 2001, Respectively)               1,377,000             1,323,593                460,214         431,120
  Property Taxes                                               652,590               634,057                217,488         210,568
  Utilities                                                    408,533               425,192                133,995         134,149
  Property Operations                                          900,878               766,541                300,346         233,540
  Depreciation And Amortization                                684,112               680,041                227,550         226,680
  Interest                                                   2,010,884             2,031,336                675,111         681,930
  Home Sale Expense                                          1,437,898               715,957                422,370         286,849
                                                            ----------            ----------             ----------      ----------

Total Operating Expenses                                    $7,471,895            $6,576,717             $2,437,074      $2,204,836
                                                            ----------            ----------             ----------      ----------

Net Income                                                  $  827,287            $  878,685             $  240,822      $  336,465
                                                            ----------            ----------             ----------      ----------


INCOME PER LIMITED PARTNERSHIP UNIT:
  CLASS A                                                   $    12.99            $    14.67             $     3.41      $     6.22
  CLASS B                                                   $    40.84            $    41.57             $    12.66      $    14.67

DISTRIBUTION PER LIMITED PARTNERSHIP UNIT
  CLASS A                                                   $     9.00            $     8.75             $     3.00      $     3.00
  CLASS B                                                   $     9.00            $     8.75             $     3.00      $     3.00

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING
    CLASS A                                                     20,230                20,230                 20,230          20,230
    CLASS B                                                      9,770                 9,770                  9,770           9,770


STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

                                                       General Partner       Class A Limited        Class B Limited
Beginning Balance as of December 31, 2001                  ($3,183,994)          ($9,480,901)              $560,794
Net Income                                                     165,458               262,820                399,009
Distributions                                                 (508,750)             (182,070)               (87,930)
                                                            ------------         ------------               --------

BALANCE AS OF SEPTEMBER 30,2002                            ($3,527,286)          ($9,400,151)              $871,873
                                                            ------------         ------------              --------



                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                                           ------------------              ------------------
                                                              (unaudited)                     (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                  $   827,287                      $   878,685
                                                              -----------                      -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                    619,612                          615,541
  Amortization                                                     64,500                           64,500
  (Increase) Decrease In Homes & Improvements                      78,699                         (319,320)
  (Increase) Decrease In Other Assets                            (287,092)                        (565,051)
  Increase (Decrease) In Accounts Payable                          53,035                          139,970
  Increase (Decrease) In Other Liabilities                        269,553                          362,198
                                                              -----------                      -----------

Total Adjustments:                                                798,307                          297,838
                                                              -----------                      -----------

    Net Cash Provided By
      Operating Activities                                      1,625,594                        1,176,523
                                                              -----------                      -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                           (781,162)                         (89,003)
                                                              -----------                      -----------

 Net Cash Provided By (Used In)
      Investing Activities Activities                            (781,162)                         (89,003)
                                                              -----------                      -----------

Cash Flows From Financing Activities:
  Net Payment on Line of Credit                                   (75,000)                         (29,245)
  Distributions To Partners                                      (778,750)                        (770,313)
  Principal Payments on Mortgage                                 (245,918)                        (226,113)
                                                              -----------                      -----------

Net Cash Provided By (Used In) Financing Activities            (1,099,668)                      (1,025,671)
                                                              -----------                      -----------


Increase (Decrease) In Cash and Equivalents                      (255,236)                          61,849

Cash and Equivalents, Beginning                                   902,752                          476,829
                                                              -----------                      -----------

Cash and Equivalents, Ending                                  $   647,516                      $   538,678
                                                              -----------                      -----------



                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2002 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2001.

2.       RECLASSIFICATION

Certain prior year amounts have been reclassified in the financial statements to conform with current year presentation with respect to manufactured homes and the sales of those homes. As of result, total revenue and total operating expenses in the statement of income for the nine months and quarter ended September 30, 2001 increased by $715,957 and $286,849, respectively; net income was not affected by the reclassification.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on September 30, 2002 was 3.62%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of September 30, 2002 the outstanding balance on the line of credit was $195,755. Because the Partnership's cash reserves have remained stable over the past several quarters, the General Partner has elected to continue paying down the line of credit in order to minimize interest costs.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended September 30, 2002 amounted to $468,372.

The amount available during the same period in 2001 was $563,145. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the fourth quarter based on third quarter results was $146,750, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($58,700,000 x .01 = $587,000 / 4 = $146,750).

The cash available after payment of the Partnership Management Distribution amounted to $321,622. From this amount, the General Partner elected to make a total distribution of $112,500 for the third quarter of 2002 equal to the amount distributed for the third quarter of 2001, 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. For the quarter ended September 30, 2002, the Partnership added $209,122 to reserves. During the same quarter in 2001, the Partnership added $302,895 to cash reserves. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 93% at the end of September 2002 compared to 94% in 2001 for the same period. The average monthly rent in September 2002 was approximately $453, or 3% more than the $440 average monthly rent in September 2001 (average rent not a weighted average).

                                    Total            Occupied         Occupancy         Average*
                                    Capacity         Sites            Rate              Rent

Aztec Estates                       645              559               87%              $493
Kings Manor                         314              305               97                479
Old Dutch Farms                     293              260               89                437
Park of the Four Seasons            572              565               99                401
                                    ---              ---               ---              ----

Total on 9/30/02:                   1,824            1,689             93%              $453
Total on 9/30/01:                   1,824            1,709             94%              $440

*Not a weighted average

                                                FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2002
                                                      GROSS REVENUES                           NET INCOME

                                                  9/30/02       9/30/01              9/30/02                9/30/01
Aztec Estates                                   $1,016,123    $1,038,307             $396,110            $   433,115
Kings Manor                                        517,827       449,499              287,313                259,898
Old Dutch Farms                                    408,057       347,947              189,621                209,232
Park of the Four Seasons                           731,842       693,075              404,959                430,325
                                                ----------    ----------            ---------            -----------
                                                 2,673,849     2,528,828            1,278,003            $ 1,332,570

Partnership Management:                              4,047        12,473              (43,236)               (35,444)

Other Non Recurring expenses:                       -----           ----              (91,284)               (52,051)

Debt Service                                                                         (675,111)              (681,930)

Depreciation and Amortization                       -----           ----             (227,550)              (226,680)
                                                ----------    ----------            ---------            -----------

                                                $2,677,896    $2,541,301            $ 240,822            $   336,465



COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2002 TO QUARTER ENDED
SEPTEMBER 30, 2001

Gross revenues increased $136,595 to $2,677,896 in 2002, as compared to $2,541,301 in 2001. (See table in previous section). The increase in revenue was due primarily to a $120,808 increase in Home Sale Income.

As described in the Statements of Income, total operating expenses were higher, increasing from $2,204,836 in 2001 to $2,437,074 in 2002. This was due primarily to a $135,521 increase in Home Sale Expense.

As a result of the aforementioned factors, Net Income decreased 28% for the third quarter of 2002 compared to the same quarter of the prior year, decreasing from $336,465 for 2001 to $240,822 for 2002.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2001

For the first nine months of 2002, Gross Revenues were $8,299,182, an increase of $843,780 compared to $7,455,402 for the same period of 2001. Total Operating Expenses for the first three quarters of 2002 were $7,471,895, an increase of $895,178 compared to $6,576,717 for 2001. Net Income for the first nine months ending September 30, 2002 was $827,287 a decrease of $51,398 compared to the $878,685 reported for the first nine months ending September 30, 2001.

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

         Note Payable: At September 30, 2002 the Partnership had a note payable outstanding in the amount of $32,027,414. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At September 30, 2002 the Partnership owed $195,755 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 4.  CONTROLS AND PROCEDURES




Evaluation of Disclosure Controls and Procedures

         The General Partner and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, The General Partner and Principal Financial Officer the have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to us required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.





PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS OF FORM 8-K

              (A)  Exhibit
                   EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (B)  Reports of Form 8-K
                    There were no reports filed on Form 8-K
                    during the three months ended September 30, 2002.

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

                               Uniprop Manufactured Housing
                               Communities Income Fund,
                               A Michigan Limited Partnership

                      BY: P.I. Associates Limited Partnership, A Michigan Limited Partnership,
                               its General Partner

                      BY:      /s/ Paul M. Zlotoff
                               ---------------------------------------------
                               Paul M. Zlotoff, General Partner

                      BY:      /s/ Gloria A. Koster
                               ---------------------------------------------
                               Gloria A. Koster, Principal Financial Officer


Dated: November 13, 2002

                               10-Q EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

 EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002