Form 10-K
period 2002-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2003-03-26
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002          Commission File No. 0-15940

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

                            Yes [X]          No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           Yes [  ]          No [X]

As of March 1, 2003, 30,000 units of limited partnership interest of the registrant were outstanding and the estimated aggregate Net Asset Value of the units as of such date (based on a 2003 appraisal of Partnership properties) held by non-affiliates was approximately $19,703,932.

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

         On February 10, 1986, the Partnership acquired Aztec Estates, a 645-site manufactured housing community in Margate, Florida and Kings Manor, a 314-site manufactured housing community in Ft. Lauderdale, Florida. On March 4, 1986, the Partnership acquired Old Dutch Farms, a 293-site manufactured housing community in Novi, Michigan. On March 27, 1986, the Partnership acquired The Park of the Four Seasons, a 572-site manufactured housing community in Blaine, Minnesota.

         The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can be achieved.

         On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the "Financing"). The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through June 2007; thereafter, the interest rate will be adjusted based on the provisions of the note agreement. The loan may be prepaid without penalty beginning in January 2007. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and has been able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than the distributions paid prior to the Financing. Limited Partners continue to have an interest in the Partnership as only the original capital contributions were returned on March 26, 1997.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its four manufactured housing communities. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8.

Narrative Description of Business

General

         The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents home sites in the Properties to owners of manufactured homes thereby generating rental revenues. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decisions they will consider relevant factors, including, current operating results of the particular Property, prevailing economic conditions and with a view to achieving maximum capital appreciation to the Partnership considering relevant tax consequences and the Partnership's investment objectives.

Competition

         The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their home site on a collective basis. This trend may result in increased competition with the Partnership for residents. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects, which may be in direct competition with one or more of the Properties.

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,713 sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 1,765 sites competing with Kings Manor. Old Dutch Farms competes with approximately seven communities offering approximately 3,455 sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,207 sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

Governmental Regulations

         The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Aztec Estates and Kings Manor. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the Property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners association for the residents, and the association shall have the right to purchase the Property for the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bonafide offer to purchase the Property from any party that it is considering or negotiating, it must notify any such homeowners association that it has received an offer, state to the homeowners association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners' association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan and Minnesota, where its operations are conducted.

Employees


         The Partnership employs two part-time employees to perform Partnership management and investor relations services. The Partnership retains an affiliate, Uniprop, Inc., as the property manager for each of its Properties. Uniprop, Inc. is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop, Inc. retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop, Inc. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $20,000 to $40,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop, Inc., as property manager, has overall management authority for each Property.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the limited partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote upon removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the partnership agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners, as a group, holding more than 50% of the then outstanding Units. No matters were submitted to Limited Partners for vote during 2002.

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

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2003, the Properties were appraised at an aggregate fair market value of $60,350,000. Assuming a sale of the four properties at the appraised value in March 2003, less payment of 3.0% selling expenses, mortgage debt of $31,939,585, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $19,703,932, or $656.80 per Unit (rounded), as of March 31, 2003. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 2003, the Partnership had approximately 2,353 Limited Partners holding Units.

The Partnership has no equity compensation plans.


ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2002, 2001, 2000, 1999 and 1998:



                             FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR       FISCAL YEAR
                               ENDED             ENDED             ENDED             ENDED             ENDED
                              DECEMBER          DECEMBER          DECEMBER          DECEMBER          DECEMBER
                              31, 2002          31, 2001          31, 2000          31, 1999          31, 1998
                              --------          --------          --------          --------          --------

Total Assets                 $20,890,327       $21,354,052       $21,694,688       $22,403,064       $22,508,884
                             ===========       ===========       ===========       ===========       ===========

Long Term Debt               $31,939,585       $32,273,332       $32,580,418       $32,879,105       $33,119,108
                             ===========       ===========       ===========       ===========       ===========

Income                       $10,797,708       $10,059,885       $10,003,551       $ 8,748,916       $ 8,451,561

Expenses                      (9,793,992)       (9,138,331)       (8,863,417)       (7,977,428)       (7,934,674)
                             -----------       -----------       -----------       -----------       -----------

Net Income                   $ 1,003,716       $   921,554       $ 1,140,134       $   771,488       $   516,887
                             ===========       ===========       ===========       ===========       ===========


Distributions to
Limited Partners,
per Unit                     $     12.00       $     11.75       $     10.75       $      9.25       $         8

Income per Unit:
Class A                      $        15       $        13       $        18       $         8       $         2


Class B                      $        51       $        49       $        55       $        46       $        39

Weighted average
number of Units
outstanding:
Class A                           20,230            20,230            20,230            20,230            20,230
Class B                            9,770             9,770             9,770             9,770             9,770


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

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2002, the Partnerships cash balance amounted to $607,207. The amount of any funds placed in reserves is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate floats 180 basis points above 1 month LIBOR, which on December 31, 2002 was 3.63%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. Over the past five years, sales of the new and used model homes has been steady and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 2002, the outstanding balance on the line of credit was $195,755. During 2002, the General Partner has determined that cash reserves are adequate, and that the Partnership may therefore pay down the outstanding balance on the line of credit. If the Partnership's consultant, Manufactured Housing Services, agrees with the

Partnership's intent to pay down the balance, the General Partner intends to make payments quarterly until the balance is paid in full.

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

         On March 26,1997, the Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners although, in amounts substantially lower than paid prior to the financing due to payment of debt service resulting from the Financing. Limited Partners will continue to have an interest in the Partnership. Only the original capital contributions were returned on March 26, 1997.

         Future maturities on the note payable for the next five years are as follows: 2003 - $350,000; 2004 - $372,000; 2005 - $412,000; 2006 - $450,000; and
2007 - $506,000.

         Net Cash from Operations available for aggregate distributions (defined as Net Income plus Depreciation) to all Partners during the year ended December 31, 2002 amounted to $1,921,362. Management considers Net Cash from Operations to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined to mean net income computed in accordance with generally accepted accounting principles ("GAAP"), plus depreciation and amortization expense. Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

         The yearly Partnership Management Distribution due and paid to the General Partner for 2002 was $587,000, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

         The cash available after payment of the Partnership Management Distribution of $588,000 from Net Cash from Operations was $1,334,362. From this amount the General Partner elected to make a total distribution of $450,000 during 2002, 80.0% of which, or $360,000, was paid to the Limited Partners and 20.0% of which, or $90,000, was paid to the General Partner as the Incentive Management Interest. The remaining Net Cash from Operations was used to reduce debt and general purposes.

Results of Operations

         a. Distributions

         For the year ended December 31, 2002, the Partnership made distributions to Limited Partners of $12.00 per Unit held, or $360,000. In 2001 the Partnership made distributions to Limited Partners of $11.75 per Unit held, or $352,500. In 2000 the Partnership made distributions to Limited Partners of $10.75 per Unit held, or $322,500.

         The General Partner receives a quarterly Partnership Management Distribution equal to 0.25% of the appraised value of the properties of the Partnership (equal to $587,000 annually based on current 2002 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $678,000, $678,063, and $663,939 during the years ended December 31, 2002, 2001, and 2000, respectively.


         b. Revenue

The manufactured housing industry in general has experienced declining retail home sales due to restrictive financing. In addition, the U.S. economy has experienced sluggish growth during 2002. Notwithstanding these adverse conditions, the Partnership increased gross revenue by 7% from 2001 to 2002, as a result of higher rents and home sales.

         c. Net Income

         For the years ended December 31, 2002, 2001 and 2000 net income was $1,003,716, $921,554 and $1,140,134 on total revenues of $10,797,708,
$10,059,885 and $10,003,551 respectively.

         Net income, plus depreciation and amortization, less distributions to all Partners, was $883,362, $801,193 and $1,091,845, for the years ended December 31, 2002, 2001, and 2000, respectively. The Partnership was able to grow net income by 9% from 2001 to 2002 by controlling expenses and revenue growth.

         d. Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the general partner. These employees were paid by the Partnership the amount of $96,429, $97,652 and $81,749, in 2002, 2001 and 2000, respectively, to perform partnership management and investor relations services for the Partnership.

         e. Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121), and APB Opinion No.30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

         The Partnership adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.


         f. Property Operations


         Overall, the four Properties had a combined average occupancy of 91% as of December 2002; 93% as of December 2001; and 95% as of December 2000. The average collected monthly rent as of December 2002 (not a weighted average) was approximately $455 per home-site verses $443 as of December 2001 and $429 as of December 2000.


                         TOTAL
                         SITES         OCCUPIED SITES                OCCUPANCY RATE              AVERAGE RENT
--------------------------------------------------------------------------------------------------------------------

                                   2002     2001     2000        2002     2001     2000     2002      2001     2000
                                   ----     ----     ----        ----     ----     ----     ----      ----     ----
Aztec Estates             645       552      568      591         86%       88%      92%    $493      $485     $472

Kings Manor               314       305      298      294         97        95       94      479       466      451

Old Dutch Farms           293       254      268      279         87        92       95      440       427      415

Park 4 Seasons            572       555      568      571         97        99      100      405       391      377
                        -----     -----    -----    -----      -----     -----    -----    -----     -----    -----

       Overall          1,824     1,666    1,702    1,735         91%       93%      95%    $455      $443     $429



         The table below summarizes gross revenues and net operating income for the Partnership and Properties during 2002, 2001 and 2000.

                                                   GROSS REVENUE                                   NET OPERATING INCOME
                                                                                                      AND NET INCOME
---------------------------------------------------------------------------------------------------------------------------------

                                         2002             2001           2000                2002            2001            2000
                                         ----             ----           ------              ----            ----            ----
Aztec Estates                     $ 4,220,557      $ 4,017,927      $ 4,023,970       $ 1,576,265     $ 1,549,088     $ 1,886,589

Kings Manor                         2,208,754        1,852,851        1,803,177         1,136,743       1,019,435         950,406

Old Dutch Farms                     1,541,086        1,385,427        1,395,018           764,565         792,339         818,893

Park of the Four Seasons            2,810,588        2,753,957        2,664,157         1,692,116       1,661,279       1,656,005
                                  -----------      -----------      -----------       -----------     -----------     -----------

                                  $10,780,985      $10,010,162      $ 9,886,262       $ 5,169,689     $ 5,022,141     $ 5,311,893

Partnership
 Management                       $    16,723      $    49,723      $   117,289          (220,418)       (200,408)       (148,266)

Other Non-Recurring
Expenses                                                                                 (345,639)       (269,305)       (308,561)


Debt Service                                                                           (2,682,270)     (2,720,672)     (2,776,782)

Depreciation and
Amortization                                                                             (917,646)       (910,202)       (938,150)
                                                                                      -----------     -----------     -----------


TOTAL:                            $10,797,708      $10,059,885      $10,003,551       $ 1,003,716     $  921,554      $ 1,140,134

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Gross revenues increased $737,823 or 7% to $10,797,708 in 2002, compared to $10,059,885 in 2001. The increase was primarily the result of higher income from home sales and rent increases. Rental Income increased $109,000 Due to higher site rent, which more than offset lower occupancy. Home Sale Income increased by $626,000 due to aggressive sales and marketing campaigns.

         The Partnership's operating expenses increased, from $9,138,331 in 2001, to $9,793,992 in 2002 or 7% due to higher property taxes, higher home sale expense and increased administrative costs. Administrative expenses and property taxes increased slightly, but a significant drop in property operations expense offset those increases. Home sales expense increased due to higher sales volumes.

         As a result of the foregoing factors, net income increased from $921,554 in 2001 to $1,003,716 in 2002, a 9% increase, as the larger revenue base increased at the same rate as the lower expense base, resulting in higher net income.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

         Gross revenues increased $56,334, or 0.5%, to $10,059,885 in 2001, compared to $10,003,551 in 2000. The increase was primarily the result of the increase site rental.

         The Partnership's operating expenses increased $274,914 from $8,863,417 in 2000 to $9,138,331 in 2001, due to an increase in taxes, home sale expense and home utilities.

         As a result of the foregoing factors, net income decreased from $1,140,134 in 2000 to $921,554 in 2001, a 19% decrease as flat revenues could not compensate for the 3% increase in expenses.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

During 2002, two prominent publicly traded companies in the manufactured housing industry filed for protection under Chapter 11 (reorganization) of the Federal Bankruptcy Code. The two companies were Oakwood Homes (NYSE: OH), a fully integrated manufacturer, retailer and retail financier of manufactured homes, and Conseco Finance Corporation, a company that provided retail financing for manufactured homes. The companies filed for bankruptcy protection due to declining retail sales for manufactured homes and increased default rates on chattel mortgage loans for manufactured homes. The increase in foreclosures has created a surplus of pre-owned homes for sale which contributed to reduced sales of new homes, for the industry as a whole. The Partnership was able to increase home sales nonetheless by selling new and pre-owned homes.

In response to these industry conditions, the General Partner has increased the retail sales activity at the Properties owned by the Partnership. This includes purchasing a limited amount of homes in inventory for retail sale, along with increased advertising for home sales. In addition, the Partnership has engaged in a very limited amount of retail financing of manufactured homes, in order to facilitate sales. The maximum term of the retail contracts is 10 years, significantly less than is generally available from retail lenders. This shorter amortization creates a faster return of principal and thereby reduces the risk of loss. The total amount of retail loans at this time is also not material relative to the total assets and revenues of the Partnership. The General Partner believes that this retail sales and finance activity is an important part of increasing occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans have been minimal. However, the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.


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

         Note Payable: At December 31, 2002 the Partnership had a note payable outstanding in the amount of $31,939,585. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At December 31, 2002 the Partnership owed $195,755 pursuant to its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR which as of December 31, 2002 totaled 3.63%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements for the fiscal years ended December 31, 2002, 2001 and 2000, and supplementary data are filed with this Report under Item 14.

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

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 53, is and has been an individual general partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May

1986 and was its President from 1979 through 1997. He is also an individual general partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the general partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.


         The following individuals are the directors and officers of GP P.I. Associates Corp.:



Name and Age                                Position Held
------------                                -------------

Paul M. Zlotoff, 53                         Director and President

Gloria Koster, 49                           Secretary/Treasurer

Arthur Weiss, 53                            Independent Director

Charles Soberman, 53                        Director/Vice President


         Arthur Weiss, 53 has been practicing law at Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which has represented the company in various matters since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

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

         Charles Soberman, 53 joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and an M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was President of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 49 Joined Uniprop, Inc, in July 1989. In addition to general executive, administrative and financial assignments, Ms. Koster's responsibilities encompass financial reporting for the company's public and private limited partnerships.

         Roger Zlotoff, 42 became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2002, the General Partner had received a distribution of $90,000. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2002 aggregate appraised value of $58,700,000, the Partnership Management Distribution due to the General Partner was $587,000. The Partnership Management Distribution paid to the General Partner during 2002 was $588,000, a portion of which was calculated on the 2001 aggregate appraised value of $59,100,000. As of December 31, 2002, the Partnership Management Distribution due the General Partner totaled $147,750. This amount was paid to the General Partner on February 15, 2003 from cash reserves. Based on the Properties' March 2003 aggregate appraised value of $60,350,000, the Partnership Management Distribution due the General Partner for the Partnership's 2003, fiscal year will be $603,500 (60,350,000 x 1.0% = $603,500).

         Uniprop, Inc., an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop, Inc. is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop, Inc., or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop, Inc. received the property management fees totaling $449,867. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $96,429 for performing partnership management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The President, Director, Chief Financial Officer, and Controller of Uniprop, Inc. have reviewed and evaluated the effectiveness of our disclosure controls and procedures ( as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) within 90 days before the filing of this annual report. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements

         (1) The following financial statements and related documents are filed with this Report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii) Balance Sheets as of December 31, 2002 and 2001 and Statements of Income for the fiscal years ended December 31, 2002, 2001 and 2000

                  (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2002, 2001 and 2000

                  (iv) Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000

         (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2002, 2001 and 2000

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

         10(f) First Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2003.

                  (b)    Reports on Form 8-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners
Uniprop Manufactured Housing
  Communities Income Fund
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed under Item 14 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 14 of Form 10-K presents fairly, in all material respects, the information set forth therein.





                                                                BDO SEIDMAN, LLP

February 7, 2003

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

December 31,                                                                                2002               2001
=====================================================================================================================
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                                                   $     25,249,181   $     24,444,204
   Land                                                                                5,280,000          5,280,000
   Furniture and equipment                                                               213,513            207,164
---------------------------------------------------------------------------------------------------------------------

                                                                                      30,742,694         29,931,368
   Less accumulated depreciation                                                      13,011,689         12,196,191
---------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                            17,731,005         17,735,177

Cash                                                                                     607,207            902,752
Cash -- security deposit escrow                                                          305,158            305,158
Manufactured homes and improvements                                                    1,152,759          1,126,173
Unamortized financing costs                                                              366,548            452,548
Other assets (Note 3)                                                                    727,650            832,244
---------------------------------------------------------------------------------------------------------------------

                                                                                $     20,890,327   $     21,354,052
=====================================================================================================================

LIABILITIES AND PARTNERS' DEFICIT


Note payable (Note 2)                                                           $     31,939,585   $     32,273,332
Line-of-credit (Note 4)                                                                  195,755            270,755
Accounts payable                                                                         120,004            159,551
Other liabilities (Note 5)                                                               773,368            754,515
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                     33,028,712         33,458,153
---------------------------------------------------------------------------------------------------------------------

PARTNERS' EQUITY (DEFICIT)
   Class A limited partners                                                           (9,421,318)        (9,480,901)
   Class B limited partners                                                              944,184            560,794
   General partner                                                                    (3,661,251)        (3,183,994)
---------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' DEFICIT                                                              (12,138,385)       (12,104,101)
---------------------------------------------------------------------------------------------------------------------

                                                                                $     20,890,327   $     21,354,052
=====================================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME


Year Ended December 31,                                                  2002                2001                2000
======================================================================================================================
INCOME
   Rental                                                      $    8,561,605      $    8,452,500       $   8,358,102
   Home sale income                                                 1,780,751           1,154,868           1,142,160
   Other                                                              455,352             452,517             503,289
----------------------------------------------------------------------------------------------------------------------

                                                                   10,797,708          10,059,885          10,003,551
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Administrative (Note 6)                                          1,874,648           1,842,364           1,796,730
   Property taxes                                                     950,624             911,649             852,105
   Utilities                                                          542,070             556,798             487,468
   Property operations                                              1,150,933             995,859             916,301
   Depreciation and amortization                                      917,646             910,202             938,150
   Interest                                                         2,682,270           2,720,672           2,776,782
   Home sale expense                                                1,675,801           1,200,787           1,095,881
----------------------------------------------------------------------------------------------------------------------

                                                                    9,793,992           9,138,331           8,863,417
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $    1,003,716      $      921,554       $   1,140,134
======================================================================================================================

INCOME PER LIMITED PARTNERSHIP UNIT (Note 8)
   Class A                                                     $        14.95      $        12.85       $       18.32
   Class B                                                     $        51.24      $        48.85       $       55.43

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT (Note 8)
     Class A                                                   $        12.00      $        11.75       $       10.75
     Class B                                                   $        12.00      $        11.75       $       10.75

NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING
     Class A                                                           20,230              20,230              20,230
     Class B                                                            9,770               9,770               9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER                        $      200,743      $      184,311       $     228,027

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                     $      678,000      $      678,063       $     663,939
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                                      TOTAL
                                                                             Class A            Class B           PARTNERS'
                                                       General               Limited            Limited              EQUITY
                                                       Partner              Partners           Partners           (DEFICIT)
=============================================================================================================================
BALANCE, January 1, 2000                        $   (2,254,330)      $    (9,656,324)    $     (238,133)    $   (12,148,787)

Distributions to partners                             (663,939)             (217,473)          (105,027)           (986,439)

Net income for the year                                228,027               370,590            541,517           1,140,134
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000                          (2,690,242)           (9,503,207)           198,357         (11,995,092)

Distributions to partners                             (678,063)             (237,703)          (114,797)         (1,030,563)

Net income for the year                                184,311               260,009            477,234             921,554
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001                          (3,183,994)           (9,480,901)           560,794         (12,104,101)

Distributions to partners                             (678,000)             (242,760)          (117,240)         (1,038,000)

Net income for the year                                200,743               302,343            500,630           1,003,716
-----------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002                      $   (3,661,251)      $    (9,421,318)    $      944,184       $(12,138,385)
=============================================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS


                                                                          2002                2001                2000
Year Ended December 31,
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $   1,003,716       $     921,554      $    1,140,134
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                    831,646             824,202             850,150
       Amortization                                                     86,000              86,000              88,000
       Increase in homes and improvements                              (26,586)           (103,456)            (20,037)
       (Increase) decrease in other assets                             104,594              60,021            (598,811)
       Increase (decrease) in accounts payable                         (39,547)             88,643            (126,902)
       Increase (decrease) in other liabilities                         18,853              16,061            (136,482)
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,978,676           1,893,025           1,196,052
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                 (827,474)           (100,208)           (247,158)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                        (1,038,000)         (1,030,563)           (986,439)
   Repayment of note payable                                          (333,747)           (307,086)           (298,687)
   Net payments under line of credit                                   (75,000)            (29,245)           (300,000)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                               (1,446,747)         (1,366,894)         (1,585,126)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                       (295,545)            425,923            (636,232)

CASH, at beginning of year                                             902,752             476,829           1,113,061
------------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                             $     607,207       $     902,752      $      476,829
========================================================================================================================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                                        ORGANIZATION AND BUSINESS
1.    SUMMARY OF ACCOUNTING
      POLICIES
                                        Uniprop Manufactured Housing Communities
                                        Income Fund, a Michigan Limited
                                        Partnership (the "Partnership")
                                        acquired, maintains, operates and will
                                        ultimately dispose of income producing
                                        residential real properties consisting
                                        of four manufactured housing communities
                                        (the "properties") located in Florida,
                                        Minnesota and Michigan. The Partnership
                                        was organized and formed under the laws
                                        of the State of Michigan on May 16,
                                        1985.

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

                                        Accumulated depreciation for tax
                                        purposes was $14,706,409 and $13,725,888
                                        as of December 31, 2002 and 2001,
                                        respectively.

                                        Long-lived assets, such as property and
                                        equipment, are evaluated for impairment
                                        when events or changes in circumstances
                                        indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2002.

                                        MANUFACTURED HOMES AND IMPROVEMENTS

                                        Manufactured homes and improvements are
                                        stated at the lower of cost or market
                                        and represent manufactured homes held
                                        for sale.

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

                                        The Partnership adopted this standard on January 1, 2002. The adoption had no impact on its results of operations and financial position.

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

                                        Future maturities on the note payable
                                        for the next five years are as follows:
                                        2003 - $350,000; 2004 - $372,000; 2005 -
                                        $412,000; 2006 - $450,000; and 2007 -
                                        $506,000.

3.    OTHER ASSETS                      At December 31, 2002 and 2001, "Other
                                        Assets" included cash of approximately
                                        $399,000 and $601,000, respectively, in
                                        an escrow account for property taxes,
                                        capital improvements, and debt service
                                        payments, as required by the
                                        Partnership's note payable agreement,
                                        which is restricted from operating use.

4.    LINE-OF-CREDIT                    The Partnership currently has an
                                        unsecured $1,000,000 revolving
                                        line-of-credit agreement with a bank
                                        that expires in October 2003. Interest
                                        on outstanding balances is charged at
                                        1.80% in excess of LIBOR; the
                                        Partnership's interest rate at December
                                        31, 2002 was 3.63%.

5.    OTHER LIABILITIES                 Other liabilities consisted of:

                                        December 31,                                         2002               2001
                                        =============================================================================
                                        Tenants' security deposits                 $      576,476     $      566,283
                                        Accrued interest                                  153,523            155,127
                                        Other                                              43,369             33,105
                                        -----------------------------------------------------------------------------

                                        TOTAL                                      $      773,368     $      754,515
                                        =============================================================================

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



                                        FEES AND EXPENSES

                                        During the years ended December 31,
                                        2002, 2001 and 2000 the affiliate earned property management fees of $449,867, $443,123, and $440,267, respectively, as permitted in the Agreement of Limited
                                        Partnership. These fees are included
                                        with "Administrative" expenses in the
                                        respective statements of income. The
                                        Partnership was owed $12,133 and $7,020
                                        by the affiliate at December 31, 2002
                                        and 2001, respectively.

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

                                        Since inception of the Partnership,
                                        there has been no shortfall in the 9%
                                        cumulative return and, as described in
                                        Note 2, the Partnership used a portion
                                        of the proceeds from the 1997 financing
                                        to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2002.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


                                        Year Ended December 31,                 2002           2001            2000
7.    RECONCILIATION OF                 ============================================================================
      FINANCIAL STATEMENT
      INCOME AND TAXABLE                Income per the financial
      INCOME                              statements                    $  1,003,716   $    921,554    $  1,140,134

                                        Adjustments to depreciation
                                          for difference in methods        (165,022)      (129,535)          17,257

                                        Adjustments for prepaid
                                          rent, meals and
                                          entertainment                       10,887          5,550         (9,867)
                                        ---------------------------------------------------------------------------
                                        Income Per the Partnership's
                                          Tax Return                    $    849,581   $    797,569    $  1,147,524
                                        ===========================================================================

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

                                        DISTRIBUTIONS

                                        The general partner receives a quarterly
                                        Partnership Management Distribution
                                        equal to .25% of the appraised value of
                                        the properties of the Partnership (equal to $587,000 annually based on current 2002 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS



9.    SUPPLEMENTAL CASH                 Cash paid for interest totaled
      FLOW INFORMATION                  approximately $2,684,000, $2,722,000,
                                        and $2,777,000 in 2002, 2001 and 2000,
                                        respectively.

10.   INTERIM RESULTS                   The following summary represents the
      (UNAUDITED)                       unaudited results of operations of the
                                        Partnership, expressed in thousands
                                        except per unit amounts, for the periods from January 1, 2001 through December
                                        31, 2002:

                                                                          Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  2002                                   March 31,    June 30,  September 30,   December 31,
                                  ============================================================================================
                                  REVENUES                               $   2,578    $  3,043   $     2,678     $     2,499
                                  ============================================================================================
                                  NET INCOME                             $     269    $    317   $       241     $       177
                                  ============================================================================================

                                  INCOME PER LIMITED PARTNERSHIP UNIT
                                    Class A                              $       4    $      5   $         3     $         3
                                    Class B                              $      13    $     15   $        13     $        10
                                  ============================================================================================
                                                                      Three Months Ended
                                  --------------------------------------------------------------------------------------------
                                  2001                                   March 31,    June 30,  September 30,   December 31,
                                  ============================================================================================

                                  REVENUES                               $   2,484    $  2,430   $     2,541     $     2,605
                                  ============================================================================================

                                  NET INCOME                             $     268    $    274   $       336     $        44
                                  ============================================================================================

                                  INCOME (LOSS) PER LIMITED
                                    PARTNERSHIP UNIT

                                      Class A                            $       4    $      4   $         6     $        (1)
                                      Class B                            $      14    $     13   $        15     $         7
                                  ============================================================================================


11.   MATERIAL FOURTH                   During 2001, the Partnership made
      QUARTER ADJUSTMENTS               adjustments which are material to the
                                        fourth quarter results. These
                                        adjustments included an increase in
                                        property taxes of approximately $65,000
                                        due to assessments received higher than
                                        estimated amounts and write-downs to
                                        fair value of manufactured homes
                                        totaling $70,000 due to changing market
                                        conditions.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2002

       Column A             Column B                Column C                    Column D
-----------------------  -------------   ----------------------------   ------------------------
                                                                                           Costs
                                                                                     Capitalized
                                                                                   Subsequent to
                                                  Initial Cost                       Acquisition
                                         ----------------------------   ------------------------
                                                        Buildings and              Buildings and
Description                Encumbrance            Land   Improvements      Land     Improvements
===================================================================================================
Aztec Estates
   (Margate, FL)         $  12,085,418   $   2,199,868   $  8,799,475   $     -    $   1,513,018

Kings Manor
   (Ft. Lauderdale, FL)      6,098,031         847,923      3,391,694         -          452,722

Park of the Four
Seasons
    (Blaine, MN)             8,290,856       1,508,121      6,032,483         -          984,727

Old Dutch Farms
   (Novi, MI)                5,465,280         724,088      2,896,348         -        1,178,714
------------------------------------------------------------------------------------------------

                         $  31,939,585   $   5,280,000   $ 21,120,000   $     -    $   4,129,181
================================================================================================

       Column A                                Column E                         Column F       Column G      Column H
-----------------------     ----------------------------------------------   -------------   -----------  ---------------


                                        Gross Amount at Which Carried                                       Life on Which
                                               at Close of Period                                         Depreciation in
                            ----------------------------------------------                                  Latest Income
                                            Buildings and                      Accumulated          Date     Statement is
Description                          Land    Improvements            Total    Depreciation      Acquired         Computed
=========================================================================================================================
Aztec Estates
   (Margate, FL)            $   2,199,868   $  10,312,493    $  12,512,361   $   5,214,863          1986         30 years

Kings Manor
   (Ft. Lauderdale, FL)           847,923       3,844,416        4,692,339       2,045,405          1986         30 years

Park of the Four
Seasons
    (Blaine, MN)                1,508,121       7,017,210        8,525,331       3,594,462          1986         30 years

Old Dutch Farms
   (Novi, MI)                     724,088       4,075,062        4,799,150       1,991,289          1986         30 years
-------------------------------------------------------------------------------------------------------------------------

                            $   5,280,000   $  25,249,181    $  30,529,181   $  12,846,019
=========================================================================================================================

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2002

1.    RECONCILIATION OF BUILDINGS       The following table reconciles buildings and improvements from January 1, 2000 to
      AND IMPROVEMENTS                  December 31, 2002:
                                                                                  2002              2001             2000
                                        ==================================================================================
                                        BALANCE, at January 1           $   24,444,204    $   24,350,053   $   24,134,260

                                        Additions to buildings and
                                          improvements                         804,977            94,151          215,793
                                        ----------------------------------------------------------------------------------
                                        BALANCE, at December 31         $   25,249,181    $   24,444,204   $   24,350,053
                                        ==================================================================================
                                        There were no additions to land during this three-year period.

2.   RECONCILIATION OF
     ACCUMULATED DEPRECIATION           The following table reconciles the accumulated depreciation from January 1, 2000 to
                                        December 31, 2002:
                                                                                  2002              2001             2000
                                        ==================================================================================
                                        BALANCE, at January 1           $   12,042,940    $   11,229,636   $   10,400,696

                                        Current year depreciation
                                          expense                              803,079           813,304          828,940
                                        ----------------------------------------------------------------------------------

                                        BALANCE, at December 31         $   12,846,019    $   12,042,940   $   11,229,636
                                        ==================================================================================

3.   TAX BASIS OF BUILDINGS             The aggregate cost of buildings and improvements for federal income tax purposes is equal
     AND IMPROVEMENTS                   to the cost basis used for financial statements purposes.

         The Partnership did not file any Forms 8-K during the fourth quarter of 2002.

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

                                  Uniprop Manufactured Housing Communities
                                   Income Fund, a Michigan Limited Partnership

                                  BY:  P.I. Associates Limited Partnership,
                                       General Partner


Dated: March 24, 2003                  BY: /s/ Paul M. Zlotoff
                                           -------------------------------------
                                           Paul M. Zlotoff, General Partner

                                       BY:    GP P.I. Associates Corp.,
                                              General Partner

                                       BY: /s/ Paul M. Zlotoff
                                           -------------------------------------
Dated: March 24, 2003                       Paul M. Zlotoff, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Gloria A. Koster                    By: /s/ Paul M. Zlotoff
    --------------------------------            -------------------------------
    Gloria A. Koster                            Paul M. Zlotoff
    (Chief Financial Officer)                   (Principal Executive Officer)
                                                (President & Director of
                                                GP P.I. Associates Corp.)

Dated: March 24, 2003                       Dated: March 24, 2003



By: /s/ Susann E. Szepytowski               By: /s/ Charles A. Soberman
    -----------------------------               -------------------------------
    Susann E. Szepytowski                       Charles A. Soberman
    (Controller)                                (Director of GP
                                                P.I. Associates Corp.)

Dated: March 24, 2003                       Dated: March 24, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Paul M Zlotoff, certify that:

          1. I have reviewed this annual report on Form 10-K of Uniprop Manufactured Housing Income Fund;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                c) presented in this annual report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 24, 2003         Signature: /s/ Paul M. Zlotoff
                                            ---------------------

                                Paul M. Zlotoff, Principal Executive Officer
                                President & Director of GP P.I. Associates Corp.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       I, Gloria A. Koster, certify that:

          1. I have reviewed this annual report on Form 10-K of Uniprop Manufactured Housing Income Fund;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                c. presented in this annual report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date.

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 24, 2003                  Signature: /s/ Gloria A. Koster
                                                     ---------------------

                                       Gloria A. Koster, Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER              DESCRIPTION                               METHOD OF FILING
-------             -----------                               ----------------
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

3(d)                First Amendment to Agreement              Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.

3(e)                Second Amendment to Agreement             Incorporated by reference to
                    of Limited Partnership                    Form 10-K for the fiscal year
                                                              ended December 31, 1996.

4                   Form of Certificate of Limited            Incorporated by reference to Form 10-K for
                    Partnership Interest in the               fiscal year ended December 1997.
                    Partnership (originally filed
                    with Form 10-K for the fiscal
                    year ended December 31, 1986).

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



EXHIBIT
NUMBER              DESCRIPTION                               METHOD OF FILING
-------             -----------                               ----------------
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

28                  Letter summary of the                     Filed herewith.
                    Estimated fair market
                    values of the Partnership's
                    four manufactured housing
                    Communities, as of
                    March 1, 2002


99.1                Certification Pursuant                    Filed herewith.

99.2                Certification Pursuant                    Filed herewith.
