Form 10-Q
period 2003-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2003-05-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003             Commission File No. 0-15940

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

                         Yes [X]          No [  ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                         Yes [  ]          No [X]

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX



                                                                                       Page
                                                                                       ----
PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  Balance Sheets
                  March 31, 2003 (Unaudited) and
                  December 31, 2002                                                     3

                  Statements of Income
                  Three months ended March 31, 2003
                  and 2002 (Unaudited)                                                  4

                  Statement of Partner's Equity
                  Three months ended March 31, 2003 (Unaudited)                         4

                  Statements of Cash Flows
                  Three months ended March 31, 2003
                  and 2002 (Unaudited)                                                  5

                  Notes to Financial Statements
                  March 31, 2003 (Unaudited)                                            6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                         7

ITEM 3.           QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK                                         10

ITEM 4.           CONTROL'S AND PROCEDURES                                              10

PART II           OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  CERTIFICATION EXHIBITS                                                11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET



ASSETS                                                            MARCH 31, 2003                   DECEMBER 31, 2002
                                                                  --------------                   -----------------
                                                                   (UNAUDITED)
Properties:
  Land                                                                $5,280,000                        $5,280,000
  Buildings And Improvements                                          25,249,181                        25,249,181
  Furniture And Fixtures                                                 213,513                           213,513
                                                                     -----------                       -----------
                                                                      30,742,694                        30,742,694

  Less Accumulated Depreciation                                       13,219,601                        13,011,689
                                                                     -----------                       -----------
                                                                      17,523,093                        17,731,005

Cash And Cash Equivalents                                                753,459                           607,207
Cash - Security Escrow                                                   305,158                           305,158
Unamortized Finance Costs                                                345,048                           366,548
Manufactured Homes and Improvements                                    1,115,255                         1,152,759
Other Assets                                                           1,014,211                           727,650
                                                                     -----------                       -----------

Total Assets                                                         $21,056,224                       $20,890,327
                                                                     -----------                       -----------


LIABILITIES AND PARTNERS' DEFICIT                                 MARCH 31, 2003                   DECEMBER 31, 2002
                                                                  --------------                   -----------------
                                                                    (UNAUDITED)
Line of Credit                                                          $195,755                          $195,755
Accounts Payable                                                         133,806                           120,004
Other Liabilities                                                        977,925                           773,368
Mortgage Payable                                                      31,842,556                        31,939,585
                                                                     -----------                       -----------


Total Liabilities                                                    $33,150,042                       $33,028,712

Partners' (Deficit) Equity:
  General Partner                                                     (3,769,738)                       (3,661,251)
  Class A Limited Partners                                            (9,377,892)                       (9,421,318)
  Class B Limited Partners                                             1,053,812                           944,184
                                                                     -----------                       -----------

Total Partners' Deficit                                              (12,093,818)                      (12,138,385)
                                                                     -----------                       -----------

Total Liabilities And
  Partners' Deficit                                                  $21,056,224                       $20,890,327
                                                                     -----------                       -----------

                        See Notes to Financial Statements

                    UNIPROP MANUFACTURED HOUSING INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME                                                                THREE MONTHS ENDED
                                                                         March 31, 2003           March 31, 2002
                                                                         --------------           --------------
                                                                          (Unaudited)               (Unaudited)
Income:
  Rental Income                                                              $2,113,837            $2,143,837
  Home Sale Income                                                              244,735               325,920
  Other                                                                         156,108               108,040
                                                                             ----------            ----------

Total Income                                                                 $2,514,680            $2,577,797
                                                                             ----------            ----------


Operating Expenses:
  Administrative Expenses
  (Including  $113,371 and $113,284 in Property
  Management Fees Paid to An Affiliate for the
  Three Month Period Ended March 31, 2003 and
  2002, Respectively)                                                           492,948               482,851
  Property Taxes                                                                230,940               217,569
  Utilities                                                                     148,850               138,029
  Property Operations                                                           239,355               279,273
  Depreciation And Amortization                                                 229,412               220,193
  Interest                                                                      651,884               663,951
  Home Sale Expense                                                             217,474               306,948
                                                                                -------               -------

Total Operating Expenses                                                     $2,210,863            $2,308,814
                                                                             ----------            ----------

Net Income                                                                     $303,817              $268,983
                                                                             ----------            ----------

Income Per Limited Partnership Unit:
  Class A                                                                         $5.15                 $4.25
  Class B                                                                        $14.22                $13.22

Distribution Per Limited Partnership Unit
  Class A                                                                         $3.00                 $3.00
  Class B                                                                         $3.00                 $3.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                                      20,230                20,230
    Class B                                                                       9,770                 9,770


STATEMENT OF PARTNER'S EQUITY (UNAUDITED)
                                                        Total           General Partner        Class A Limited    Class B Limited


Beginning Balance of December 31, 2002                 (12,138,385)          (3,661,251)           (9,421,318)           944,184
Net Income                                                 303,817               60,763               104,116            138,938
Distributions                                             (259,250)            (169,250)              (60,690)           (29,310)
                                                       ------------          -----------           -----------         ---------
BALANCE AS OF MARCH 31, 2003                           (12,093,818)          (3,769,738)           (9,377,892)         1,053,812





See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                            THREE MONTHS ENDED
                                                                                  March 31, 2003           March 31, 2002
                                                                                  --------------           --------------
Cash Flows From Operating Activities:
  Net Income                                                                           $303,817                  $268,983
                                                                                       --------                  --------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                          207,912                   198,693
  Amortization                                                                           21,500                    21,500
  (Increase) Decrease in Homes and Improvements                                          37,504                  (305,102)
 (Increase) Decrease In Other Assets                                                   (286,561)                 (136,943)
  Increase  (Decrease) In Accounts Payable                                               13,802                   478,556
  Increase (Decrease)  In Other Liabilities                                             204,557                   203,537
                                                                                       --------                  --------

Total Adjustments:                                                                      198,714                   460,241
                                                                                       --------                  --------

    Net Cash Provided By
      Operating Activities                                                              502,531                   729,224
                                                                                       --------                  --------

Cash Flows Used In Investing  Activities:
        Capital Expenditures                                                                  0                  (377,919)
                                                                                       --------                  --------

Cash Flows From Financing Activities:
        Distributions To Partners                                                      (259,250)                 (260,250)
        Principal Payments on Mortgage                                                  (97,029)                  (89,934)
                                                                                       --------                  --------

Net Cash Used In                                                                       (356,279)                 (350,184)
                                                                                       --------                  --------
Financing Activities

Increase (Decrease) In Cash and Equivalents                                             146,252                     1,121

Cash and Equivalents, Beginning                                                         607,207                   902,752
                                                                                       --------                  --------

Cash and Equivalents, Ending                                                           $753,459                  $903,873
                                                                                       --------                  --------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003 (Unaudited)


1.    BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 2003 was 1.310%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 2003 the outstanding balance on the line of credit was $195,755.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended March 31, 2003 amounted to $533,229.

The amount available during the same period in 2002 was $489,176. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the first quarter based on prior quarter results was $146,750.00, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($58,700,000 x .01/4 = $146,750.00).

The cash available after payment of the Partnership Management Distribution amounted to $386,479. From this amount, the General Partner elected to make a total distribution of $112,500 for the first quarter of 2003 (unchanged from 2002), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of March 31, 2003, the Partnership's cash balance amounted to $753,459. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 90% at the end of March 2003, versus 93% a year ago. The average monthly rent in March 2003 was approximately $462, or 3% more than the $449 average monthly rent in March 2002 (average rent not a weighted average).


                                  Total           Occupied         Occupancy         Average*
                                 Capacity           Sites             Rate             Rent
Aztec Estates                       645              546               85%              $505
Kings Manor                         314              305               97                495
Old Dutch Farms                     293              252               86                441
Park of the Four Seasons            572              542               95                406
                                    ---              ---               ---               ---

Total on 3/31/03:                   1,824            1,645             90%              $462
Total on 3/31/02:                   1,824            1,693             93%              $449
*Not a weighted average


                                             GROSS REVENUES                         NET INCOME

                                         3/31/03        3/31/02              3/31/03            3/31/02
Aztec Estates                        $   879,073      $ 1,000,905         $  399,320         $   411,834
Kings Manor                              598,064          558,829            298,794             274,388
Old Dutch Farms                          392,455          359,810            237,706             206,913
Park of the Four Seasons                 643,363          653,376            365,723             412,289
                                     -----------      -----------         ----------         -----------
                                       2,512,955        2,572,920          1,301,543         $ 1,305,424

Partnership Management:                    1,725            4,877            (75,818)            (74,334)

Other Non Recurring expenses:               ---             ---              (40,612)            (77,963)

Debt Service                                                                (651,884)           (663,951)

Depreciation and Amortization               ---             ---             (229,412)           (220,193)
                                     -----------      -----------         ----------         -----------
                                     $ 2,514,680      $ 2,577,797         $  303,817         $   268,983


COMPARISON OF QUARTER ENDED MARCH 31, 2003 TO QUARTER ENDED MARCH 31, 2002

Gross revenues decreased $63,117 to $2,514,680 in 2003, as compared to $2,577,797 in 2002. The decrease was the result of lower occupancy due to weak economic conditions. (See table in previous section.)

As described in the Statements of Income, total operating expenses were $97,951 lower, moving from $2,308,814 to $2,210,863. The decrease was due to a decrease in home sale expense and interest expense.

As a result of the aforementioned factors, Net Income increased, $34,834 for the first quarter of 2003 compared to the same quarter of the prior year, moving from $268,983 for 2002 to $303,817 for 2003.

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

      Note Payable: At March 31, 2003 the Partnership had a note payable outstanding in the amount of $31,842,556. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

      Line-of-Credit: At March 31, 2003 the Partnership owed $195,755 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.


ITEM 4.  CONTROL'S AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      The Director and Chief Financial Officer of Uniprop, Inc. have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) within 90 days before the filing of this quarterly report. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

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

PART II - OTHER INFORMATION





ITEM 6.    REPORTS OF FORM 8-K

                   (A) Exhibit

                       EX-99.1          Certification pursuant to 18 U.S.C.
                                        Section 1350, as adopted pursuant to
                                        Section 906 of the Sarbanes-Oxley Act
                                        of 2002

                   (B) Reports of Form 8-K
                         There were no reports filed on Form 8-K during the three months ended March 31, 2003.

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

                                              Uniprop Manufactured Housing
                                              Communities Income Fund,
                                              A Michigan Limited Partnership

                                     BY:      P.I. Associates Limited Partnership,
                                              A Michigan Limited Partnership,
                                              its General Partner

                                     BY:      /s/ Paul M. Zlotoff
                                              ----------------------------------
                                              Paul M. Zlotoff, General Partner

                                     BY:      /s/ Gloria A. Koster
                                              ---------------------------------------------
                                              Gloria A. Koster, Principal Financial Officer



Dated: May 13, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I,  Paul M Zlotoff, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Uniprop Manufactured Housing Income Fund;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 13, 2003         Signature: /s/ Paul M. Zlotoff
                                          --------------------

                                Paul M. Zlotoff, Principal Executive Officer
                                President & Director of GP P.I. Associates Corp.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I,  Gloria A. Koster, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Uniprop Manufactured Housing Income Fund;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. presented in this quarterly report our conclusions about the effectiveness of the of the disclosure controls and procedures based on our evaluation as the Evaluation Date.

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

      6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 13, 2003                Signature: /s/ Gloria A. Koster
                                                  --------------------

                                       Gloria A. Koster, Chief Financial Officer


EXHIBIT NO.      DESCRIPTION
EX-99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002