Form 10-Q
period 2003-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2003-08-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003             Commission File No. 0-15940

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

                                      INDEX


                                                                            Page

PART I     FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


           Balance Sheets
           June 30, 2003 (Unaudited) and
           December 31, 2002                                                  3

           Statements of Income Six months ended June 30, 2003 and 2002
           Three months ended June 30, 2003
           and 2002 (Unaudited)                                               4

           Statement of Partner's Equity
           Six months ended June 30, 2003 (Unaudited)                         4

           Statements of Cash Flows
           Six months ended June 30, 2003
           and 2002 (Unaudited)                                               5

           Notes to Financial Statements
           June 30, 2003(Unaudited)                                           6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                                      7

ITEM 3.    QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK                                     10

ITEM 4.    CONTROL'S AND PROCEDURES                                          11

PART II           OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  11
               CERTIFICATION EXHIBITS

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET


ASSETS                                                      JUNE 30,2003                    DECEMBER 31, 2002
                                                            ------------                    -----------------
                                                             (UNAUDITED)
Properties:
  Land                                                                $5,280,000                        $5,280,000
  Buildings And Improvements                                          25,254,962                        25,249,181
  Furniture And Fixtures                                                 218,518                           213,513
                                                                        --------                           -------
                                                                      30,753,480                        30,742,694

  Less Accumulated Depreciation                                       13,427,583                        13,011,689
                                                                     -----------                        ----------
                                                                      17,325,897                        17,731,005

Cash And Cash Equivalents                                                456,011                           607,207
Cash - Security Escrow                                                   305,158                           305,158
Unamortized Finance Costs                                                323,548                           366,548
Manufactured Homes and Improvements                                    1,212,818                         1,152,759
Other Assets                                                           1,381,637                           727,650
                                                                      ----------                           -------

Total Assets                                                         $21,005,069                       $20,890,327
                                                                    ------------                       -----------



LIABILITIES AND PARTNERS' DEFICIT                           JUNE 30, 2003                   DECEMBER 31, 2002
                                                            -------------                   -----------------
                                                             (UNAUDITED)
Line of Credit                                                          $145,755                          $195,755
Accounts Payable                                                         106,333                           120,004
Other Liabilities                                                      1,090,857                           773,368
Mortgage Payable                                                      31,750,850                        31,939,585
                                                                     -----------                        ----------


Total Liabilities                                                    $33,093,795                       $33,028,712
                                                                    ------------                       -----------

Partners' (Deficit) Equity:
  General Partner                                                     (3,889,419)                       (3,661,251)
  Class A Limited Partners                                            (9,353,555)                       (9,421,318)
  Class B Limited Partners                                             1,154,248                           944,184
                                                                      ----------                           -------

Total Partners' Deficit                                              (12,088,726)                      (12,138,385)
                                                                     ------------                      ------------

Total Liabilities And
  Partners' Deficit                                                  $21,005,069                       $20,890,327
                                                                     ------------                      -----------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF INCOME                                                SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                JUNE 30,2003   JUNE 30,2002        JUNE 30, 2003    JUNE 30,2002
                                                                ------------   ------------        -------------    ------------
                                                                  (unaudited)    (unaudited)          (unaudited)     (unaudited)
Income:
  Rental Income                                                   $4,220,735      $4,305,356           $2,106,898      $2,161,519
  Home Sale Income                                                   879,656       1,086,112              634,921         760,192
  Other                                                              262,361         229,818              106,253         121,778
                                                                     -------         -------              -------         -------

Total Income                                                      $5,362,752      $5,621,286           $2,848,072      $3,043,489
                                                                  ==========      ==========           ==========      ==========

Operating Expenses:
  Administrative Expenses
  (Including  $223,842, $226,255,$110,471 and $113,284
   in Property Management
  Fees Paid to An Affiliate for the Six and Three Month Period
  Ended June 30, 2003 and 2002, respectively)                        968,483         916,786              475,535         433,935
  Property Taxes                                                     461,877         435,102              230,937         217,533
  Utilities                                                          275,913         274,538              127,063         136,509
  Property Operations                                                514,311         600,532              274,956         321,259
  Depreciation And Amortization                                      458,894         456,562              229,482         236,369
  Interest                                                         1,318,991       1,335,773              667,107         671,822
  Home Sale Expense                                                  791,999       1,015,528              574,525         708,580
                                                                     -------       ---------              -------         -------

Total Operating Expenses                                          $4,790,468      $5,034,821           $2,579,605      $2,726,007
                                                                  ----------      ----------           ----------      ----------

Net Income                                                          $572,284        $586,465             $268,467        $317,482
                                                                    --------        --------             --------        --------

Income Per Limited Partnership Unit:
    Class A                                                            $9.35           $9.58                $4.20           $5.33
    Class B                                                           $27.50          $28.18               $13.28          $14.96

Distribution Per Limited Partnership Unit
    Class A                                                            $6.00           $6.00                $3.00           $3.00
    Class B                                                            $6.00           $6.00                $3.00           $3.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                           20,230          20,230               20,230          20,230
    Class B                                                            9,770           9,770                9,770           9,770

STATEMENT OF PARTNER'S EQUITY (UNAUDITED)

                                                              General Partner    Class A Limited      Class B Limited      Total

Beginning Balance of December 31, 2002                            (3,661,251)     (9,421,318)             944,184     (12,138,385)
Net Income                                                           114,457         189,143              268,684         572,284
Distributions                                                       (342,625)       (121,380)             (58,620)       (522,625)

BALANCE AS OF JUNE 30, 2003                                       (3,889,419)     (9,353,555)           1,154,248     (12,088,726)






                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED
                                                          JUNE 30, 2003      JUNE 30,2002
                                                          -------------      ------------
                                                           (unaudited)       (unaudited)
Cash Flows From Operating Activities:
  Net Income                                                 $572,284          $586,465
                                                             --------          --------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                415,894           413,562
  Amortization                                                 43,000            43,000
  (Increase) Decrease In Homes & Improvements                 (60,059)          (46,380)
  (Increase) Decrease In Other Assets                        (653,987)         (148,011)
  Increase (Decrease) In Accounts Payable                     (13,671)          (42,804)
  Increase (Decrease) In Other Liabilities                    317,489           299,858
                                                              -------           -------

Total Adjustments:                                             48,666           519,225
                                                               ------           -------

    Net Cash Provided By
      Operating Activities                                    620,950         1,105,690
                                                              -------         ---------

Cash Flows Used In  Investing Activities:
  Capital Expenditures                                        (10,786)         (708,424)
                                                              -------          --------


Cash Flows From Financing Activities:
  Net Payment  on Line of Credit                              (50,000)          (75,000)
  Distributions To Partners                                  (522,625)         (519,500)
  Principal Payments on Mortgage                             (188,735)         (167,080)

Net Cash Used In Financing Activities                        (761,360)         (761,580)
                                                             --------          --------


Increase (Decrease) In Cash and Equivalents                  (151,196)         (364,314)

Cash and Equivalents, Beginning                               607,207           902,752
                                                              -------           -------

Cash and Equivalents, Ending                                 $456,011          $538,438
                                                             --------          --------





                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (Unaudited)


1.       BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 2003 was 1.12%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 2003 the outstanding balance on the line of credit was $145,755.

Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended June 30, 2003 amounted to $497,949.

 The amount available during the same period in 2002 was $553,851. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

 Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the second quarter based on prior quarter results was $150,875, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($60,350,000 x .01 1/4 = $150,875.00).

The cash available after payment of the Partnership Management Distribution amounted to $347,074. From this amount, the General Partner elected to make a total distribution of $112,500 for the second quarter of 2003 (unchanged from 2002), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of June 30, 2003, the Partnership's cash balance amounted to $456,011. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 90% at the end of June 2003, versus 94% a year ago. The average monthly rent in June 2003 was approximately $464, or 3% more than the $450 average monthly rent in June 2002 (average rent not a weighted average).

                                                       Total               Occupied             Occupancy          Average*
                                                       Capacity            Sites                Rate               Rent
Aztec Estates                                          645                 542                  84%                $505
Kings Manor                                            314                 302                  96                  495
Old Dutch Farms                                        293                 251                  86                  444
Park of the Four Seasons                               572                 542                  95                  412
                                                       ---                 ---                  --                  ---

Total on 6/30/03:                                      1,824               1,637                90%                $464
Total on 6/30/02:                                      1,824               1,703                94%                $450
*Not a weighted average





                                                                 GROSS REVENUES                                NET INCOME


                                                         6/30/03               6/30/02                6/30/03               6/30/02

Aztec Estates                                          $1,030,617            $1,243,202              $402,291              $427,283
Kings Manor                                               586,982               664,254               296,637               311,644
Old Dutch Farms                                           366,754               390,209               167,830               199,709
Park of the Four Seasons                                  861,627               741,167               424,576               450,078
                                                       ----------            ----------              --------              --------
                                                        2,845,980             3,038,832             1,291,334             1,388,714

Partnership Management:                                     2,092                 4,657               (72,568)              (48,989)

Other Non Recurring expenses:                                --                    --                 (53,710)             (114,052)

Debt Service                                                                                         (667,107)             (671,822)

Depreciation and Amortization                                --                    --                (229,482)             (236,369)
                                                       ----------            ----------              --------              --------

                                                       $2,848,072            $3,043,489              $268,467              $317,482



COMPARISON OF THREE MONTHS AND QUARTER ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002

Gross revenues decreased $195,417 to $2,848,072 in 2003, as compared to $3,043,489 in 2002. The decrease was the result of lower occupancy due to weak economic conditions.
(See table in previous section.)

As described in the Statements of Income, total operating expenses were $146,402 lower, moving from $2,726,007 to $2,579,605. The decrease was due to a decrease in home sale expense and interest expense.

As a result of the aforementioned factors, Net Income decreased, $49,015 for the second quarter of 2003 compared to the same quarter of the prior year, moving from $317,482 for 2002 to $268,467 for 2003.

COMPARISON OF SIX MONTHS AND QUARTER ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

Gross revenues decreased $258,534 to $5,362,752 in 2003, as compared to $5,621,286 in 2002. The decrease was the result of lower occupancy due to weak economic conditions.
(See table in previous section.)

As described in the Statements of Income, total operating expenses were $244,353 lower, moving from $5,034,821 to $4,790,468. The decrease was due to a decrease in home sale expense and interest expense.

As a result of the aforementioned factors, Net Income decreased, $14,181 for the first six month period of 2003 compared to the same period of the prior year, moving from $586,465 for 2002 to $572,284 for 2003.




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

         Note Payable: At June 30, 2003 the Partnership had a note payable outstanding in the amount of $31,750,850. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At June 30, 2003 the Partnership owed $145,755 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 4.            CONTROL`S AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Director and Chief Financial Officer of Uniprop, Inc. have reviewed and evaluated the effectiveness of our disclosure controls and procedures ( as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c) ) within 90 days before the filing of this quarterly report. Based on that evaluation, we have concluded that our current disclosure controls and procedures are effective and timely, providing them with material information relating to that required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.





PART II - OTHER INFORMATION





ITEM 6.    REPORTS OF FORM 8-K


                (A) Reports of Form 8-K
                         There were no reports filed on Form 8-K
                         during the three months ended June 30, 2003.

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


                                 Uniprop Manufactured Housing
                                 Communities Income Fund,
                                 A Michigan Limited Partnership

                           BY:   P.I. Associates Limited Partnership,
                                 A Michigan Limited Partnership,
                                 its General Partner

                           BY:   /s/ Paul M. Zlotoff
                                 -----------------------------------------------
                                 Paul M. Zlotoff, General Partner

                           BY:   /s/ Gloria A  Koster
                                 -----------------------------------------------
                                 Gloria A. Koster, Principal Financial Officer




Dated: August 12, 2003

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

EX-31.1           Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

EX-31.2           Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.