Form 10-Q
period 2003-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2003-11-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended  September 30, 2003            Commission File No. 0-15940



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

                                      INDEX


                                                                                Page
PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets
        September 30, 2003 (Unaudited) and
        December 31, 2002                                                       3

        Statements of Income
        Nine months ended September 30, 2003 and 2002
        (Unaudited)
        Three months ended September 30, 2003 and 2002
        (Unaudited)                                                             4

        Statement of Partners' Deficit
        Nine months ended September 30, 2003 (Unaudited)                        4

        Statements of Cash Flows
        Nine months ended September 30, 2003 and 2002 (Unaudited)               5

        Notes to Financial Statements
        September 30, 2003 (Unaudited)                                          6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS                                                           7

ITEM 3. QUANTITATIVE AND QUALITATIVE
        DISCLOSURES ABOUT MARKET RISK                                           10

ITEM 4. CONTROLS AND PROCEDURES                                                 11

PART II OTHER INFORMATION                                                       11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                        11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS



ASSETS                                                  SEPTEMBER 30,2003           DECEMBER 31, 2002
                                                        -----------------           -----------------
                                                           (UNAUDITED)                  (AUDITED)
Properties:
  Land                                                     $ 5,280,000                 $ 5,280,000
  Buildings And Improvements                                25,296,552                  25,249,181
  Furniture And Fixtures                                       218,518                     213,513
                                                           -----------                 -----------
                                                            30,795,070                  30,742,694

  Less Accumulated Depreciation                             13,649,113                  13,011,689
                                                           -----------                 -----------
                                                            17,145,957                  17,731,005

Cash And Cash Equivalents                                      321,893                     607,207
Cash -Security Escrow                                          305,158                     305,158
Unamortized Finance Costs                                      302,048                     366,548
Manufactured Homes and Improvements                          1,519,140                   1,152,759
Other Assets                                                 1,394,869                     727,650
                                                           -----------                 -----------

Total Assets                                               $20,989,065                 $20,890,327
                                                           -----------                 -----------


LIABILITIES AND PARTNERS' DEFICIT                       SEPTEMBER 30,2003           DECEMBER 31, 2002
                                                        -----------------           -----------------
                                                            (UNAUDITED)
Line of Credit                                             $   105,000                 $   195,755
Accounts Payable                                               231,310                     120,004
Other Liabilities                                            1,187,868                     773,368
Mortgage Payable                                            31,664,590                  31,939,585
                                                           -----------                 -----------


Total Liabilities                                          $33,188,768                 $33,028,712

Partners' Equity (Deficit):
  General Partner                                           (4,032,314)                 (3,661,251)
  Class A Limited Partners                                  (9,395,359)                 (9,421,318)
  Class B Limited Partners                                   1,227,970                     944,184
                                                           -----------                 -----------

Total Partners' Deficit                                    (12,199,703)                (12,138,385)
                                                           -----------                 -----------

Total Liabilities And
  Partners' Equity                                         $20,989,065                 $20,890,327
                                                           -----------                 -----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP




STATEMENTS OF INCOME (UNAUDITED)                                NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                          SEPT. 30,2003  SEPT. 30,2002         SEPT. 30,2003          SEPT. 30,2002
                                                          -------------  -------------         -------------          -------------
                                                            (unaudited)    (unaudited)          (unaudited)            (unaudited)
Income:
  Rental Income                                             $ 6,281,306     $6,425,105            $2,060,571             $2,119,749
  Home Sale Income                                          $ 1,276,035     $1,529,562            $  396,379             $  443,450
  Other                                                         366,894        344,515               104,533                114,697
                                                            -----------     ----------            ----------             ----------

Total Income                                                $ 7,924,235     $8,299,182            $2,561,483             $2,677,896
                                                            -----------     ----------            ----------             ----------


Operating Expenses:
  Administrative Expenses
  (Including $331,917,$337,754,$108,075 and
  $111,499 in Property Management
  Fees Paid to An Affiliate for the Nine
  and Three Month Periods
  Ended Sept. 30, 2003 and 2002, Respectively)                1,459,360      1,377,000               490,877                460,214
  Property Taxes                                                693,254        652,590               231,377                217,488
  Utilities                                                     410,570        408,533               134,657                133,995
  Property Operations                                           798,252        900,878               283,941                300,346
  Depreciation And Amortization                                 701,923        684,112               243,029                227,550
  Interest                                                    1,986,633      2,010,884               667,642                675,111
  Home Sale Expense                                           1,149,561      1,437,898               357,562                422,370
                                                            -----------     ----------            ----------             ----------

Total Operating Expenses                                    $ 7,199,553     $7,471,895            $2,409,085             $2,437,074
                                                            -----------     ----------            ----------             ----------

Net Income                                                  $   724,682     $  827,287            $  152,398             $  240,822
                                                            -----------     ----------            ----------             ----------


INCOME PER LIMITED PARTNERSHIP UNIT:
  CLASS A                                                   $     10.28     $    12.99            $     0.93             $     3.41
  CLASS B                                                   $     38.05     $    40.84            $    10.55             $    12.66

DISTRIBUTION PER LIMITED PARTNERSHIP UNIT
  CLASS A                                                   $      9.00     $     9.00            $     3.00             $     3.00
  CLASS B                                                   $      9.00     $     9.00            $     3.00             $     3.00

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING
  CLASS A                                                        20,230         20,230                20,230                 20,230
  CLASS B                                                         9,770          9,770                 9,770                  9,770



STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)
                                                          General Partner       Class A Limited     Class B Limited         Total
Beginning Balance as of December 31, 2002                   ($3,661,251)          ($9,421,318)        $  944,184     ($12,138,385)
Net Income                                                      144,936               208,029            371,716          724,682
Distributions                                                  (516,000)             (182,070)           (87,930)        (786,000)
                                                            -----------           -----------         ----------     ------------

BALANCE AS OF SEPTEMBER 30,2003                             ($4,032,315)          ($9,395,359)        $1,227,970     ($12,199,703)
                                                            -----------           -----------         ----------     ------------


                        See Notes to Financial Statements

                         A MICHIGAN LIMITED PARTNERSHIP



STATEMENTS OF CASH FLOWS


                                                                    NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2003            SEPTEMBER 30,2002
                                                     ------------------            -----------------
                                                         (unaudited)                   (unaudited)
Cash Flows From Operating Activities:
  Net Income                                            $   724,682                   $   827,287
                                                        -----------                   -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                              637,423                       619,612
  Amortization                                               64,500                        64,500
  (Increase) Decrease In Homes & Improvements              (366,381)                       78,699
  (Increase) Decrease In Other Assets                      (667,219)                     (287,092)
  Increase (Decrease) In Accounts Payable                   111,306                        53,035
  Increase (Decrease) In Other Liabilities                  414,500                       269,553
                                                        -----------                   -----------

Total Adjustments:                                          194,129                       798,307
                                                        -----------                   -----------

    Net Cash Provided By
      Operating Activities                                  918,811                     1,625,594
                                                        -----------                   -----------

Cash Flows From Investing Activities:
  Capital Expenditures                                      (52,375)                     (781,162)
                                                        -----------                   -----------

 Net Cash Used In
      Investing Activities Activities                       (52,375)                     (781,162)
                                                        -----------                   -----------

Cash Flows From Financing Activities:
  Net Payment on Line of Credit                             (90,755)                      (75,000)
  Distributions To Partners                                (786,000)                     (778,750)
  Principal Payments on Mortgage                           (274,995)                     (245,918)
                                                        -----------                   -----------

Net Cash Used In Financing Activities                    (1,151,750)                   (1,099,668)
                                                        -----------                   -----------


Decrease In Cash and Cash Equivalents                      (285,314)                     (255,236)

Cash and Cash Equivalents, Beginning                        607,207                       902,752
                                                        -----------                   -----------

Cash and Cash Equivalents, Ending                       $   321,893                   $   647,516
                                                        -----------                   -----------


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 (Unaudited)


1.      BASIS OF PRESENTATION:

The accompanying unaudited 2003 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2002.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on September 30, 2003 was 1.12%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of September 30, 2003 the outstanding balance on the line of credit was $105,000. Net Cash from Operations available for aggregate distributions to all Partners in UMHCIF during the quarter ended September 30, 2003 amounted to $395,427.

The amount available during the same period in 2002 was $468,372. Net Cash from Operations is meant to be a supplemental measure of the Partnership's operating performance. Net Cash from Operations is defined as net income computed in accordance with generally accepted accounting principles ("GAAP"), plus real estate related depreciation and amortization.

Net Cash from Operations does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. Net Cash from Operations should not be considered as an alternative to net income as the primary indicator of the Partnership's operating performance nor as an alternative to cash flow as a measure of liquidity.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter based on second quarter results was $150,875, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($60,350,000 x .01 = $603,500 / 4 = $150,875).

The cash available after payment of the Partnership Management Distribution amounted to $395,427. From this amount, the General Partner elected to make a total distribution of $112,500 for the third quarter of 2003 equal to the amount distributed for the third quarter of 2002, 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 2003, the Partnership's cash balance amounted to $321,893. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 89% at the end of September 2003 compared to 93% in 2002 for the same period. The average monthly rent in September 2003 was approximately $485, or 7% more than the $453 average monthly rent in September 2002 (average rent not a weighted average).


                              Total      Occupied   Occupancy   Average*
                              Capacity   Sites      Rate        Rent
Aztec Estates                   645        516         80%      $ 505
Kings Manor                     314        307         98         495
Old Dutch Farms                 293        252         86         447
Park of the Four Seasons        572        527         92         493
                              -----      -----      -----       -----

Total on 9/30/03:             1,824      1,602         89%      $ 485
Total on 9/30/02:             1,824      1,689         93%      $ 453
*Not a weighted average


                                            FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2003
                                        GROSS REVENUES                          NET INCOME

                                     9/30/03           9/30/02           9/30/03           9/30/02
Aztec Estates                      $   890,323       $ 1,016,123       $   348,807       $   396,110
Kings Manor                            535,653           517,827           286,211           287,313
Old Dutch Farms                        349,630           408,057           184,186           189,621
Park of the Four Seasons               783,923           731,842           397,049           404,959
                                   -----------       -----------       -----------       -----------
                                     2,559,529         2,673,849         1,216,253       $ 1,278,003

Partnership Management:                  1,954             4,047           (53,788)          (43,236)

Other Non Recurring expenses:             --                --             (99,396)          (91,284)

Debt Service                                                              (667,642)         (675,111)

Depreciation and Amortization             --                --            (243,029)         (227,550)
                                   -----------       -----------       -----------       -----------

                                   $ 2,561,483       $ 2,677,896       $   152,398       $   240,822


COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2003 TO QUARTER ENDED
SEPTEMBER 30, 2002

Gross revenues decreased $116,413 to $2,561,483 in 2003, as compared to $2,677,896 in 2002. (See table in previous section). The decrease in revenue was due to decreases in site rental and income from home sales.

As described in the Statements of Income, total operating expenses were lower, decreasing from $2,437,074 in 2002 to $2,409,085 in 2003. This was due primarily to a decrease in Home Sale Expense.

As a result of the aforementioned factors, Net Income decreased 37% for the third quarter of 2003 compared to the same quarter of the prior year, decreasing from $240,822 for 2002 to $152,398 for 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

For the first nine months of 2003, Gross Revenues were $7,924,235, a decrease of $374,947 compared to $8,299,182 for the same period of 2002. The decrease was due to a decrease in site rental and income from home sales. Total Operating Expenses for the first three quarters of 2003 were $7,199,553, a decrease of $272,342 compared to $7,471,895 for 2002. Net Income for the first nine months ending September 30, 2002 was $827,287 a decrease of $102,605 compared to the $724,682 reported for the first nine months ending September 30, 2002.

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

        Note Payable: At September 30, 2003 the Partnership had a note payable outstanding in the amount of $31,664,590. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

        Line-of-Credit: At September 30, 2003 the Partnership owed $105,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of LIBOR.

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

PART II - OTHER INFORMATION

ITEM 6.    REPORTS ON FORM 8-K

                      (A) Reports of Form 8-K
                             There were no reports filed on Form 8-K during the three months ended September 30, 2003.

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

                                          Uniprop Manufactured Housing
                                          Communities Income Fund,
                                          A Michigan Limited Partnership

                                   BY:    P.I. Associates Limited Partnership,
                                          A Michigan Limited Partnership,
                                          its General Partner

                                   BY:    /s/ Paul M. Zlotoff
                                          -------------------------------------
                                          Paul M. Zlotoff, General Partner

                                   BY:    /s/ Gloria A. Koster
                                          -------------------------------------
                                          Gloria A. Koster, Principal Financial
                                          Officer

Dated: November 12, 2003

                                 EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION
EX-31.1             Certification of Chief Executive Officer pursuant to Section
                    302

EX-31.2             Certification of Chief Financial Officer pursuant to Section
                    302

EX-32               Certification pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002