Form 10-K
period 2003-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2004-03-29
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003          Commission File No. 0-15940

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

                             Yes [ ]    No [X]

The estimated aggregate Net Asset Value of the units as of June 30,2003 (based on a 2003 appraisal of Partnership properties) held by non-affiliates was approximately $19,703,932. As of March 1, 2004 the number of units of limited partnership interest of the registrant outstanding was 30,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

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

         On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the "Financing"). The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through June 2007; thereafter, the interest rate will be adjusted based on the provisions of the loan agreement. The loan may be prepaid without penalty beginning in January 2007. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and has been able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than the distributions paid prior to the Financing. Limited Partners continue to have an interest in the Partnership as only the original capital contributions were returned on March 26, 1997.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its four manufactured housing communities. For a description of the Partnership's revenues, operating profit and assets, please refer to Items 6 and 8 of this Form 10-K.

Narrative Description of Business

General

         The Properties were selected from 23 manufactured housing communities then owned by affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decisions they will consider relevant factors, including, current operating results of the particular Property and prevailing economic conditions, with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

Competition

         The business of owning and operating residential manufactured housing communities is highly competitive, and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their home sites on a collective basis. This trend may result in increased competition with the Partnership for residents. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects, which may be in direct competition with one or more of the Properties.

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,758 sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately five communities offering approximately 3,587 sites competing with Kings Manor. Old Dutch Farms competes with approximately seven communities offering approximately 3,455 sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,207 sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

Governmental Regulations

         The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Aztec Estates and Kings Manor. Under Florida law, the Partnership is required to deliver to new residents of those Properties a prospectus describing the Property and all tenant rights, Property rules and regulations, and changes to Property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida Properties to the general public, it must notify any homeowners' association for the residents, and the association shall have the right to purchase the Property for the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bonafide offer to purchase the Property from any party, it must notify any such homeowners' association that it has received an offer, state to the homeowners' association the price, terms and conditions upon which the Partnership would sell the Property, and consider (without obligation) accepting an offer from the homeowners' association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the States of Florida, Michigan and Minnesota, where its operations are conducted.

Employees

         The Partnership employs three part-time employees to perform partnership management and investor relations services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services.

Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. Local managers are employees of the Partnership and are paid semi-monthly. The yearly salaries and expenses for local managers range from $22,000 to $52,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager. They are utilized by the Partnership to provide on-site maintenance and administrative services. Uniprop AM, LLC, as property manager, has overall management authority for each Property.

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

         The table below contains certain information concerning the Partnership's four properties.

PROPERTY NAME                      YEAR                            NUMBER OF
AND LOCATION                   CONSTRUCTED       ACREAGE            SITES
------------                   -----------       -------           --------
Aztec Estates
Sundial Circle
Margate, FL                       1970             100               645

Kings Manor
State Road 84
& Flamingo Road
Ft. Lauderdale, FL                1972              45               314

Old Dutch Farms
Novi Road
Novi, MI                          1972              47               293

Park of the Four
  Seasons
University Avenue
Blaine, MN                        1972             107               572

ITEM 3.  LEGAL PROCEEDINGS

         The City of Novi, Michigan, on February 11, 2004 filed a lawsuit in Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. Legal counsel for the Partnership is currently in negotiations with the City and DEQ to resolve this matter. Estimates for the connection fees and the cost of abandonment of that Property's waste water treatment plant range from $850,000 to $1,000,000. The Partnership expects to pay any such fees and costs over a five-year period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote with respect to the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners holding in the aggregate more than 50% of the then outstanding Units. No matters were submitted to the Limited Partners for a vote during 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2004, the Properties were appraised at an aggregate fair market value of $63,400,000. Assuming a sale of the four properties at the appraised value in March 2004, less payment of 3.0% selling expenses, mortgage debt of $31,576,444, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is estimated to be $22,361,244, or $745.38 per Unit (rounded), as of March 31, 2004. There can be no assurance that the estimated net asset value could ever be realized. As of March 31, 2004, the Partnership had approximately 2,340 Limited Partners holding 30,000 Units.

         The Partnership has no equity compensation plans.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                              Distribution  per          Distribution to
                           Limited Partnership Unit     General Partners
                           -----------------------      ----------------
Quarter Ended

March 31, 2003                    $   3.00                   $173,375
June 30, 2003                     $   3.00                   $173,375
September 30, 2003                $   3.00                   $173,375
December 31, 2003                 $   3.00                   $173,375
March 31, 2002                    $   3.00                   $169,250
June 30, 2002                     $   3.00                   $169,250
September 30, 2002                $   3.00                   $169,250
December 31, 2002                 $   3.00                   $169,250

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2003, 2002, 2001, 2000 and 1999:

                             FISCAL YEAR       FISCAL YEAR       FISCAL YEAR         FISCAL YEAR       FISCAL YEAR
                                ENDED             ENDED             ENDED               ENDED             ENDED
                               DECEMBER         DECEMBER          DECEMBER             DECEMBER          DECEMBER
                               31, 2003         31, 2002          31, 2001             31, 2000          31, 1999
                             ------------      ------------      ------------        -----------       -----------
Total Assets                 $20,466,593       $20,890,327       $21,354,052         $21,694,688       $22,403,064
                             ===========       ===========       ===========         ===========       ===========
Long Term Debt               $31,576,444       $31,939,585       $32,273,332         $32,580,418       $32,879,105
                             ===========       ===========       ===========         ===========       ===========
Income                       $10,713,194       $10,797,708       $10,059,885         $10,003,551       $ 8,748,916

Expenses                      (9,905,031)       (9,793,992)       (9,138,331)         (8,863,417)       (7,977,428)
                             -----------       -----------       -----------         -----------       -----------
Net Income                   $   808,163       $ 1,003,716       $   921,554         $ 1,140,134       $   771,488
                             ===========       ===========       ===========         ===========       ===========

                          FISCAL YEAR       FISCAL YEAR        FISCAL YEAR      FISCAL YEAR      FISCAL YEAR
                             ENDED             ENDED              ENDED            ENDED            ENDED
                            DECEMBER          DECEMBER          DECEMBER          DECEMBER         DECEMBER
                            31, 2003          31, 2002          31, 2001          31, 2000         31, 1999
                            --------          --------          --------          --------         --------
Distributions to
Limited Partners,
per Unit                    $ 12.00           $ 12.00          $ 11.75            $ 10.75           $  9.25

Income per Unit:
Class A                     $     9           $    15          $    13            $    18           $     8

Class B                     $    47           $    51          $    49            $    55           $    46

Weighted  average
number of Units
outstanding:
Class A                      20,230            20,230           20,230             20,230            20,230
Class B                       9,770             9,770            9,770              9,770             9,770

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

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. All funds in excess of operating needs, amounts sufficient to pay debt service, and cash reserves have been distributed to the Partners quarterly.

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2003, the Partnership's cash balance amounted to $258,423. The amount of any funds placed in reserve is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois that expires in October 2004. The interest rate floats 180 basis points above the one month LIBOR, which on December 31, 2003 was 2.94%. The sole purpose for the line of credit is to purchase new and used homes to be used as model homes and offered for sale with the Partnership's communities. The Partnership plans to renew the line of credit at the expiration. Over the past five years, sales of the new and used model homes, including purchases of repossessed homes, have increased. The General Partner believes that continuing the model home program is in the best interest of the Partnership. As of December 31, 2003, the outstanding balance on the line of credit was $235,000.

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

         On March 26,1997, the Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of original capital contributions of $1,000 per Unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than paid prior to the Financing, due to payment of debt service resulting from the Financing. Limited Partners will continue to have an interest in the Partnership. Only the original capital contributions were returned on March 26, 1997.

         Future maturities on the note payable for the next five years are as follows: 2004 - $372,000; 2005 - $412,000; 2006 - $450,000, 2007 - $487,000; and
2008 - $522,000.

         The yearly Partnership Management Distribution due to the General Partner for 2003 was $603,500, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

         The General Partner elected to make a total distribution of $450,000 during 2003, 80.0% of which, or $360,000, was paid to the Limited Partners and 20.0% of which, or $90,000, was paid to the General Partner as the Incentive Management Interest.

Results of Operations

         a. Distributions

         For the year ended December 31, 2003, the Partnership made distributions to Limited Partners of $12.00 per Unit held, or $360,000. In 2002 the Partnership made distributions to Limited Partners of $12.00 per Unit held, or $360,000.

         The General Partner receives a quarterly Partnership Management Distribution equal to 0.25% of the appraised value of the properties of the Partnership (equal to $603,500 annually based on current 2003 appraisals). Thereafter, distributions are made at the discretion of the General Partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $689,375, $678,000, and $678,063 during the years ended December 31, 2003, 2002, and 2001, respectively.

         b. Revenue

         The manufactured housing industry in general has experienced declining retail home sales due to restrictive financing. In addition, the U.S. economy has experienced sluggish growth during 2003 and high unemployment . These adverse conditions caused the Partnership to experience a decline in occupancy levels resulting in gross revenue decreasing by $84,514 from 2002 to 2003.

         c.  Net Income

         For the years ended December 31, 2003, 2002 and 2001, net income was $808,163, $1,003,716 and $921,554 on total revenues of $10,713,194, $10,797,708 and $10,059,885 respectively.

         Distributions to all Partners, was $699,681, $883,362 and $801,193, for the years ended December 31, 2003, 2002, and 2001, respectively.

         d.  Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $113,289, $96,429 and $97,652, in 2003, 2002 and 2001, respectively, to perform partnership management and investor relations services for the Partnership.

         e.  Recent Accounting Pronouncements

         There are no recent accounting pronouncements that the Fund is required to adopt.

         f.  Critical Accounting Policies

         In the course of developing and evaluating accounting policies and procedures, we use estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to real estate investments and potential impairment of real estate investments.

         Real estate assets are stated at cost less accumulated depreciation. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of forty years.

         In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

         The following table outlines our contractual obligations (in thousands) as of December 31, 2003.

                          Total             Yr1             2-3 Yrs         4-5 Yrs          Over 5 Yrs
                          -----             ---             -------         -------          ----------
Line-of-credit           $   235           $235
Mortgages payable        $31,576           $372              $862            $1,009           $29,333
-----------------------------------------------------------------------------------------------------
Total                    $31,811           $607              $862            $1,009           $29,333
------------------------------------------------------------------------------------------------------

         g. Property Operations

         Overall, the four Properties had a combined average occupancy of 88% the year ended December 31, 2003; as compared to 91% the year ended December 31, 2002; and 93% the year ended December 31, 2001. The average collected monthly rent for the year ended December 31, 2003 (not a weighted average) was approximately $468 per home-site as compared to $455 for the year ended December 31, 2002 and $443 for the year ended December 31, 2001.

                         TOTAL
                         SITES            OCCUPIED SITES           OCCUPANCY RATE             AVERAGE RENT
                                      2003     2002     2001   2003      2002   2001     2003     2002     2001
                                      ----     ----     ----   ----      ----   ----     ----     ----     ----
Aztec Estates                645      498      552      568     78%       86%    88%     $505     $493     $485
Kings Manor                  314      303      305      298     97        97     95       495      479      466
Old Dutch Farms              293      252      254      268     86        87     92       448      440      427
Park 4 Seasons               572      525      555      568     92        97     99       423      405      391
                           -----    -----    -----    -----     --        --     --      ----     ----     ----
      Overall              1,824    1,578    1,666    1,702     88%       91%    93%     $468     $455     $443

         The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2003, 2002 and 2001.

                                               GROSS REVENUE                                  NET OPERATING INCOME
                                                                                                 AND NET INCOME
                                  -------------------------------------------         ------------------------------------------
                                      2003             2002           2001              2003            2002            2001
                                      ----             ----          ------             ----            ----            ----
Aztec Estates                     $ 3,922,469      $ 4,220,557     $4,0017,927        $ 1,419,806    $ 1,576,265     $ 1,549,088
Kings Manor                         2,265,236        2,208,754       1,852,851          1,167,936      1,136,743       1,019,435
Old Dutch Farms                     1,431,640        1,541,086       1,385,427            750,094        764,565         792,339
Park of the Four Seasons            3,086,083        2,810,588       2,753,957          1,608,843      1,692,116       1,661,279
                                  -----------      -----------     -----------        -----------    -----------     -----------
                                  $10,705,428      $10,780,985     $10,010,162        $ 4,946,679    $ 5,169,689     $ 5,022,141
Partnership
Management                        $     7,766      $    16,723     $    49,723           (250,785)      (220,418)       (200,408)

Other
Expenses                                                                                 (294,459)      (345,639)       (269,305)

Debt Service                                                                           (2,652,379)    (2,682,270)     (2,720,672)

Depreciation and
Amortization                                                                             (940,893)      (917,646)       (910,202)
                                  -----------      -----------     -----------        -----------    -----------     -----------
TOTAL:                            $10,713,194      $10,797,708     $10,059,885        $   808,163    $ 1,003,716     $   921,554

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         Gross revenue decreased $84,514 or less than 1%, to $10,713,194 in 2003, compared to $10,797,708 in 2002. The decrease was primarily the result of lower occupancy levels. Rental Income decreased $305,748. Home Sale Income increased by $199,292 due to aggressive sales and marketing campaigns.

         The Partnership's operating expenses increased $111,039, from $9,793,992 in 2002, to $9,905,031 in 2003 due to higher home sale expense corresponding with increased home sales. Home sales expense increased due to higher sales volumes

         As a result of the foregoing factors, net income decreased $195,553 from $1,003,716 in 2002 to $808,163 in 2003.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Gross revenue increased $737,823 or 7% to $10,797,708 in 2002, compared to $10,059,885 in 2001. The increase was primarily the result of higher income from home sales and rent increases. Rental Income increased $109,000 due to higher site rent, which more than offset lower occupancy. Home Sale Income increased by $626,000 due to aggressive sales and marketing campaigns.

         The Partnership's operating expenses increased, from $9,138,331 in 2001, to $9,793,992 in 2002 or 7% due to higher property taxes, higher home sale expense and increased administrative costs. Home sales expense increased due to higher sales volumes.

         As a result of the foregoing factors, Net Income increased from $921,554 in 2001 to $1,003,716 in 2002, a 9% increase.

IMPORTANT DISCLOSURES

         The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

         During 2003, industry conditions remained depressed due to the lack of available retail financing. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2003. The increase in foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced number of new homes purchased for the industry as a whole. The Partnership has aggressively pursued home sales by increasing marketing efforts, including but not limited to the addition of sales personnel.

         The surplus of pre-owned homes available in the market has presented an opportunity for the Partnership to purchase homes at low prices. On a limited basis, these homes have been purchased by the Partnership and reviewed on a case by case basis for retail sale. The maximum term of the retail contracts is ten years, significantly less than is generally available from retail lenders. This shorter amortization period allows for a faster return of principal and reduces the risk of loss through repossession. The total amount of retail loans made by the Partnership and outstanding at this time is not material relative to the total assets and revenues of the Partnership. The General Partner believes its retail sales and financing activity will help to increase occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans are not significant. However the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.

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

         Note Payable: At December 31, 2003 the Partnership had a note payable outstanding in the amount of $31,576,444. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At December 31, 2003 the Partnership owed $235,000 pursuant to its line-of-credit agreement, whereby interest is accrued at a variable rate of 1.80% in excess of LIBOR. As of December 31, 2003 the one month LIBOR was 2.94%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Partnership's financial statements for the fiscal years ended December 31, 2003, 2002 and 2001, and supplementary data are filed with this Report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii) Balance Sheets as of December 31, 2003 and 2002 and Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001

                  (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2003, 2002 and 2001

                  (iv) Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Partnership's independent public accountants nor have there been any disagreements during the Partnership's two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a - 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the-evaluation date) the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a - 14(c) under the Securities Exchange Act of 1934 ("the Exchange Act")). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There was no significant change in the Partnership's internal control over financial reporting during its most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 54, is and has been an individual General Partner of P.I. Associates since its inception in May 1985. Mr. Zlotoff became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is also an individual General Partner of Genesis Associates Limited Partnership, the general partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the General Partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

         The following individuals are the directors and officers of GP P.I. Associates Corp.:

Name and Age                                Position Held
------------                                -------------
Paul M. Zlotoff, 54                         Director and President

Gloria Koster, 50                           Secretary/Treasurer

Arthur Weiss, 54                            Director

Charles Soberman, 55                        Director/Vice President

Roger Zlotoff, 43                           Vice President

         Arthur Weiss, 54 has been practicing law at Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which has represented the company in various matters since 1976. Mr. Weiss is currently a shareholder, director and vice president of JRH&W.

         Charles Soberman, 55 joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and an M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was President of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

         Gloria Koster, 50, joined Uniprop, Inc. in July 1989 as its Chief Financial Officer. In addition to general executive, administrative and financial assignments, Ms. Koster's responsibilities encompass financial reporting for the company's public and private limited partnerships. Prior to joining Uniprop, Inc., she served as First Vice President with Michigan National Bank. Ms. Koster received her MBA from the University of Detroit and received a BBA from Western Michigan University. Ms. Koster is the Secretary/Treasurer of P.I. Associates Limited Partnership.

         Roger Zlotoff, 43 became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

         CODE OF ETHICS

         Because the Partnership has no executive officers, the Partnership has not adopted a Code of Ethics for the Partnership. A code of ethics has been established for Directors, Officers, and Employees of Uniprop. A copy of the Code of Ethics is available at no charge upon request.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no executive officers and therefore, no officers received a salary or remuneration exceeding $100,000 during the last fiscal year. The General Partner of the Partnership and an affiliate, Uniprop AM, LLC, received certain compensation and fees during the fiscal year in the amounts described in Item 13. The Partnership anticipates that it will provide similar compensation to the General Partner and Uniprop AM, LLC during the next fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2003, the General Partner had received a distribution of $90,000. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2003 aggregate appraised value of $60,350,000, the Partnership Management Distribution due to the General Partner was $603,500. The Partnership Management Distribution paid to the General Partner during 2003 was $599,375, a portion of which was calculated on the 2002 aggregate appraised value of $58,700,000. As of December 31, 2003, the Partnership Management Distribution due the General Partner totaled $150,875. This amount was paid to the General Partner on February 15, 2004 from cash reserves. Based on the Properties' March 2004 aggregate appraised value of $63,400,000, the Partnership Management Distribution due the General Partner for the Partnership's 2004 fiscal year will be $634,000 (63,400,000 x 1.0% = $634,000).

         Uniprop AM, LLC, an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $435,846. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $113,289 for performing partnership management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time. Uniprop Inc. had been the Partnership's management entity until it was replaced by Uniprop AM, LLC in 2003. Uniprop Homes, Inc., an affiliate of the General Partner, received commissions totaling $100,500 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2003. The Partnership also retained BDO Seidman to provide other services in 2003.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman were as follows.

                                      2002                                          2003
                                      ----                                          ----
(1)  Audit Fees                     $18,690                                       $19,000
(2)  Audit-Related Fees             $     0                                       $     0
(3)  Tax Fees                       $11,310                                       $12,100
(4)  All Other Fees                 $     0                                       $     0
(5)  Total                          $30,000                                       $31,100

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, Including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing. Tax Planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

The services performed by BDO Seidman in 2003 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this Report:

                  (i)      Report of Independent Certified Public Accountants

                  (ii) Balance Sheets as of December 31, 2003 and 2002 and Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001

                  (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2003, 2002 and 2001

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001

         (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2003, 2002 and 2001

         (3)      Exhibits

         The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed June 4, 1985, as amended on August 1, 1985 and September 11, 1985:

         3(a)     Amended Certificate of Limited Partnership for the Partnership

         3(b)     Agreement of Limited Partnership for the Partnership

         10(a) Form of Management Agreement between the Partnership and Uniprop, Inc., as amended.

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

         10(f) First Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2004.

                  (b)      Reports on Form 8-K

         The Partnership did not file any Forms 8-K during the fourth quarter of 2003.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Uniprop Manufactured Housing
Communities Income Fund
(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.

                                                                BDO SEIDMAN, LLP

February 6, 2004, except for Note 11
which is as of February 11, 2004

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

December 31,                                                2003               2002
------------                                                ----               ----
ASSETS

PROPERTY AND EQUIPMENT (Note 2)
   Buildings and improvements                         $     25,419,430   $     25,249,181
   Land                                                      5,280,000          5,280,000
   Furniture and equipment                                     218,518            213,513
                                                      ----------------   ----------------
   Partners Equit (Deficit)
   Class A limited partners                                 30,917,948         30,742,694
   Less accumulated depreciation                            13,866,583         13,011,689
                                                      ----------------   ----------------
NET PROPERTY AND EQUIPMENT                                  17,051,365         17,731,005

Cash                                                           258,423            607,207
Cash - security deposit escrow                                 305,158            305,158
Manufactured homes and improvements                          1,312,787          1,152,759
Unamortized financing costs                                    280,548            366,548
Other assets (Note 3)                                        1,258,312            727,650
                                                      ----------------   ----------------
                                                      $     20,466,593   $     20,890,327
                                                      ================   ================

LIABILITIES AND PARTNERS' DEFICIT

Note payable (Note 2)                                 $     31,576,444   $     31,939,585
Line-of-credit (Note 4)                                        235,000            195,755
Accounts payable                                               149,213            120,004
Other liabilities (Note 5)                                     885,533            773,368
                                                      ----------------   ----------------
TOTAL LIABILITIES                                           32,846,190         33,028,712
                                                      ----------------   ----------------
PARTNERS' EQUITY (DEFICIT)

   Class A limited partners                                 (9,473,234)        (9,421,318)
   Class B limited partners                                  1,282,630            944,184
   General partner                                          (4,188,993)        (3,661,251)
                                                      ----------------   ----------------
TOTAL PARTNERS' DEFICIT                                    (12,379,597)       (12,138,385)
                                                      ----------------   ----------------
                                                      $     20,466,593   $     20,890,327
                                                      ================   ================

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

Year Ended December 31,                                             2003                2002               2001
-----------------------                                             ----                ----               ----
INCOME
   Rental                                                      $    8,255,857      $    8,561,605     $    8,452,500
   Home sale income                                                 1,980,043           1,780,751          1,154,868
   Other                                                              477,294             455,352            452,517
                                                               --------------      --------------     --------------
                                                                   10,713,194          10,797,708         10,059,885
                                                               --------------      --------------     --------------
OPERATING EXPENSES
   Administrative (Note 6)                                          1,925,496           1,874,648          1,842,364
   Property taxes                                                     958,023             950,624            911,649
   Utilities                                                          513,806             542,070            556,798
   Property operations                                              1,153,281           1,150,933            995,859
   Depreciation and amortization                                      940,893             917,646            910,202
   Interest                                                         2,652,379           2,682,270          2,720,672
   Home sale expense                                                1,761,153           1,675,801          1,200,787
                                                               --------------      --------------     --------------
                                                                    9,905,031           9,793,992          9,138,331
                                                               --------------      --------------     --------------
NET INCOME                                                     $      808,163      $    1,003,716     $      921,554
                                                               ==============      ==============     ==============
INCOME PER LIMITED PARTNERSHIP UNIT (Note 8)
   Class A                                                     $        9.43       $       14.95      $       12.85
   Class B                                                     $       46.64       $       51.24      $       48.85

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT (Note 8)
     Class A                                                   $       12.00       $       12.00      $       11.75
     Class B                                                   $       12.00       $       12.00      $       11.75

NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING
     Class A                                                           20,230              20,230             20,230
     Class B                                                            9,770               9,770              9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER                        $      161,633      $      200,743     $      184,311

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER                     $      689,375      $      678,000     $      678,063
                                                               ==============      ==============     ==============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                               TOTAL
                                                                         Class A            Class B           PARTNERS'
                                                    General              Limited            Limited            EQUITY
                                                    Partner              Partners           Partners          (DEFICIT)
BALANCE, January 1, 2001                        $   (2,690,242)      $    (9,503,207)    $      198,357     $   (11,995,092)

Distributions to partners                             (678,063)             (237,703)          (114,797)         (1,030,563)

Net income for the year                                184,311               260,009            477,234             921,554
                                                --------------       ---------------     --------------     ---------------
BALANCE, December 31, 2001                          (3,183,994)           (9,480,901)           560,794         (12,104,101)

Distributions to partners                             (678,000)             (242,760)          (117,240)         (1,038,000)

Net income for the year                                200,743               302,343            500,630           1,003,716
                                                --------------       ---------------     --------------     ---------------
BALANCE, December 31, 2002                          (3,661,251)           (9,421,318)           944,184         (12,138,385)

Distributions to partners                             (689,375)             (242,760)          (117,240)         (1,049,375)

Net income for the year                                161,633               190,844            455,686             808,163
                                                --------------       ---------------     --------------     ---------------
BALANCE. December 31, 2003                      $   (4,188,993)      $    (9,473,234)    $    1,282,630     $   (12,379,597)
                                                ==============       ===============     ==============     ===============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                                               2003                2002               2001
----------------------                                                ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $     808,163       $   1,003,716      $     921,554
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                    854,893             831,646            824,202
       Amortization                                                     86,000              86,000             86,000
       Increase in homes and improvements                             (160,028)            (26,586)          (103,456)
       (Increase) decrease in other assets                            (530,662)            104,594             60,021
       Increase (decrease) in accounts payable                          29,209             (39,547)            88,643
       Increase in other liabilities                                   112,165              18,853             16,061
                                                                 -------------       -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,199,740           1,978,676          1,893,025
                                                                 -------------       -------------      -------------
CASH FLOWS USED IN INVESTING ACTIVITIES

   Purchase of property and equipment                                 (175,253)           (827,474)          (100,208)
                                                                 -------------       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                        (1,049,375)         (1,038,000)        (1,030,563)
   Repayment of note payable                                          (363,141)           (333,747)          (307,086)
   Net proceeds (payments) under line of credit                         39,245             (75,000)           (29,245)

NET CASH USED IN FINANCING ACTIVITIES                               (1,373,271)         (1,446,747)        (1,366,894)
                                                                 -------------       -------------      -------------
NET INCREASE (DECREASE) IN CASH                                       (348,784)           (295,545)           425,923

CASH, at beginning of year                                             607,207             902,752            476,829
                                                                 -------------       -------------      -------------
CASH, at end of year                                             $     258,423       $     607,207      $     902,752
                                                                 =============       =============      =============


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

                                        Accumulated depreciation for tax
                                        purposes was $16,069,009 and $14,706,409
                                        as of December 31, 2003 and 2002,
                                        respectively.

                                        Long-lived assets, such as property and
                                        equipment, are evaluated for impairment
                                        when events or changes in circumstances
                                        indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2003.

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

                                        Future maturities on the note payable
                                        for the next five years are as follows:
                                        2004 - $372,000; 2005 - $412,000; 2006 -
                                        $450,000; 2007 - $487,000; and 2008 -
                                        $522,000.

3.    OTHER ASSETS                     At December 31, 2003 and 2002, "Other
                                       Assets" included cash of approximately
                                       $816,000 and $399,000, respectively, in
                                       an escrow account for property taxes,
                                       capital improvements, and debt service
                                       payments, as required by the
                                       Partnership's note payable agreement,
                                       which is restricted from operating use.

4.    LINE-OF-CREDIT                   The Partnership currently has an
                                       unsecured $1,000,000 revolving
                                       line-of-credit agreement with a bank that expires in October 2004. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 2003 was
                                       2.94 %.

5.    OTHER LIABILITIES                Other liabilities consisted of:

December 31,                                    2003               2002
-----------                                     ----               ----
Tenants' security deposits                 $      561,196     $      576,476
Accrued interest                                  151,777            153,523
Other                                             172,560             43,369
                                           --------------     --------------

TOTAL                                      $      885,533     $      773,368
                                           ==============     ==============

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

                                       FEES AND EXPENSES

                                       During the years ended December 31, 2003,
                                       2002 and 2001 the affiliate earned
                                       property management fees of $435,846,
                                       $449,867, and $443,123, respectively, as
                                       permitted in the Agreement of Limited
                                       Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed $23,754 and $12,133 by the affiliate at December 31, 2003 and 2002, respectively.

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

                                       Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in
                                       Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2003.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

7.    RECONCILIATION OF
      FINANCIAL STATEMENT
      INCOME AND TAXABLE
      INCOME

Year Ended December 31,             2003           2002            2001
-----------------------         ------------   ------------    ------------
Income per the financial
  statements                    $    808,163   $  1,003,716    $    921,554

Adjustments to depreciation
  for difference in methods         (507,707)      (165,022)       (129,535)

Adjustments for prepaid
  rent, meals and
  entertainment                       10,834         10,887           5,550
                                ------------   ------------    ------------
Income Per the Partnership's
  Tax Return                    $    311,290   $    849,581    $    797,569
                                ============   ============    ============

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

                                       DISTRIBUTIONS

                                       The general partner receives a quarterly
                                       Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $603,500 annually based on current 2003 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

9.  SUPPLEMENTAL                       Cash paid for interest totaled
    CASH FLOW                          approximately $2,654,000, $2,684,000,
    INFORMATION                        and $2,722,000 in 2003, 2002 and 2001,
                                       respectively.

10. INTERIM RESULTS                    The following summary represents the
    (UNAUDITED)                        unaudited results of operations of the
                                       Partnership, expressed in thousands
                                       except per unit amounts, for the periods from January 1, 2002 through December
                                       31, 2003:

                                                         Three Months Ended
                                                         ------------------
2003                                    March 31,    June 30,  September 30,   December 31,
----                                    ---------    --------  -------------   ------------
REVENUES                                $   2,515    $  2,848   $     2,561    $     2,789
                                        =========    ========   ===========    ===========

NET INCOME                              $     304    $    268   $       152    $        84
                                        =========    ========   ===========    ===========

INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT
    Class A                             $       5    $      4   $         1    $        (1)
    Class B                             $      14    $     13   $        11    $         9
                                        =========    ========   ===========    ===========

                                                        Three Months Ended
                                                        ------------------
2002                                    March 31,    June 30,  September 30,  December 31,
----                                    ---------    --------  -------------   ------------
REVENUES                                $   2,578    $  3,043   $     2,678    $     2,499
                                        =========    ========   ===========    ===========

NET INCOME                              $     269    $    317   $       241    $       177
                                        =========    ========   ===========    ===========

INCOME PER LIMITED PARTNERSHIP UNIT

  Class A                               $       4    $      5   $         3    $         3
  Class B                               $      13    $     15   $        13    $        10
                                        =========    ========   ===========    ===========

11. SUBSEQUENT EVENT                   On February 11, 2004, the City of Novi,
                                       Michigan filed a lawsuit against the
                                       Partnership to compel the community of
                                       Old Dutch Farms to connect to the City of Novi sanitary sewer system. Legal counsel for the Partnership is currently in negotiation with the City of Novi to resolve the matter. Estimates for the connection fees and abandonment of the wastewater treatment plant range from
                                       $850,000 to $1,000,000, which would be
                                       paid over a five-year period.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2003

 Column A                Column B                Column C                    Column D
----------             --------------  ----------------------------   ---------------------
                                                                                   Costs
                                                                                Capitalized
                                                                               Subsequent to
                                               Initial Cost                     Acquisition
                                       -----------------------------  ----------------------
                                                       Buildings and           Buildings and
Description             Encumbrance        Land        Improvements   Land     Improvements
------------           -------------       ----        ------------   ----     -------------
Aztec Estates
   (Margate, FL)        $11,947,800    $ 2,199,868    $   8,799,475  $     -     $ 1,540,113

Kings Manor
   (Ft. Lauderdale,
    FL)                   6,028,714        847,923        3,391,694        -         471,166

Park of the Four
 Seasons
    (Blaine, MN)          8,196,600      1,508,121        6,032,483        -       1,011,882

Old Dutch Farms
   (Novi, MI)             5,403,330        724,088        2,896,348        -       1,276,269
                        -----------    -----------    -------------  -------     -----------

                        $31,576,444    $ 5,280,000    $  21,120,000  $     -     $ 4,299,430
                        ===========    ===========    =============  =======     ===========

 Column A                             Column E                      Column F       Column G      Column H
----------             ---------------------------------------     -----------    ---------    ---------------

                                                                                               Life on Which
                                Gross Amount at Which Carried                                  Depreciation in
                                  at Close of Period                                           Latest Income
                        ---------------------------------------
                                     Buildings and                  Accumulated      Date      Statement is
Description               Land        Improvements      Total       Depreciation   Acquired     Computed
------------              ----       --------------     -----       ------------   --------    ------------
Aztec Estates
   (Margate, FL)        $2,199,868  $   10,339,588    12,539,456    $  5,530,559     1986         30 years

Kings Manor
   (Ft. Lauderdale,                                                    2,174,099     1986         30 years
    FL)                    847,923       3,862,860     4,710,783

Park of the Four
 Seasons
    (Blaine, MN)         1,508,121       7,044,365     8,552,486       3,832,119     1986         30 years

Old Dutch Farms
   (Novi, MI)              724,088       4,172,617     4,896,705       2,144,317     1986         30 years
                        ----------  --------------   -----------    ------------     ----         --

                        $5,280,000  $   25,419,430   $30,699,430    $ 13,681,094
                        ==========  ==============   ===========    ============

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2003

1.   RECONCILIATION OF BUILDINGS       The following table reconciles buildings
     AND IMPROVEMENTS                  and improvements from January 1, 2001
                                       to December 31, 2003:




                                     2003              2002             2001
                                -------------     --------------   --------------
BALANCE, at January 1           $   25,249,181    $   24,444,204   $   24,350,053

Additions to buildings and
  improvements                         170,249           804,977           94,151
                                --------------    --------------   --------------
BALANCE, at December 31         $   25,419,430    $   25,249,181   $   24,444,204
                                ==============    ==============   ==============

                                       There were no additions to land during
                                       this three-year period.

2. RECONCILIATION OF                   The following table reconciles the
   ACCUMULATED DEPRECIATION            accumulated depreciation from January 1,
                                       2001 to December 31, 2003:

                                                2003               2002             2001
                                            ----------        --------------   --------------
BALANCE, at January 1                       $12,846,019       $   12,042,940   $   11,229,636

Current year depreciation expense               835,075              803,079          813,304
                                            -----------       --------------   --------------
BALANCE, at December 31                     $13,681,094       $   12,846,019   $   12,042,940
                                            ===========       ==============   ==============

3.   TAX BASIS OF BUILDINGS            The aggregate cost of buildings and
     AND IMPROVEMENTS                  improvements for federal income tax
                                       purposes is equal to the cost basis used for financial statements purposes.

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

                                   Uniprop Manufactured Housing Communities
                                    Income Fund, a Michigan Limited Partnership

                                   BY: P.I. Associates Limited Partnership, General Partner

Dated: March 29, 2004                      BY: /s/ Paul M. Zlotoff
                                               --------------------------------
                                               Paul M. Zlotoff, General Partner

                                               BY:     GP P.I. Associates Corp.,
                                                       General Partner

                                               BY: /s/ Paul M. Zlotoff
                                                   ----------------------------
Dated:  March 29, 2004                             Paul M. Zlotoff, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gloria A. Koster                    By: /s/ Paul M. Zlotoff
    --------------------------------            ------------------------------
    Gloria A. Koster                            Paul M. Zlotoff
    (Principal Financial Officer)               (Principal Executive Officer,
                                                President & Director of
                                                GP P.I. Associates Corp.)

Dated:  March 29, 2004                      Dated: March 29, 2004

By: /s/ Susann E. Szepytowski
    ----------------------------
     Susann E. Szepytowski
    (Chief Accounting Officer)

   Dated:  March 29, 2004

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER         DESCRIPTION                         METHOD OF FILING

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

           First Amendment to Agreement
3(d)       Agreement of Limited                Incorporated by reference to
           Partnership                         Form 10-K for the fiscal year
                                               ended December 31, 1996.
           Second Amendment to
3(e)       Agreement of Limited                Incorporated by reference to
           Partnership                         Form 10-K for the fiscal year
                                               ended December 31, 1996.

4          Form of Certificate of Limited            Incorporated by reference
           Partnership Interest in the Partnership   to Form 10-K for fiscal
           (originally filed with Form 10-K for      year ended December 1997.
           the fiscal year ended December 31,
           1986).

10(a)      Form of Management                        Incorporated by reference
           Agreement between the                     to The Registration
           Partnership and Uniprop, Inc.             Statement.

10(b)      Form of Consulting                        Incorporated by reference
           Agreement between the                     to The Registration
           Partnership, the General                  Statement.
           Partner and Consultant

10(c)      Contingent Purchase Price                 Incorporated by reference
           Agreement between the                     to Form 10-K for fiscal
           Partnership, Aztec Estates,               year ended December 1997.
           Ltd., and Kings Manor
           Associates (originally filed
           with Form 10-K for the fiscal
           year ended December 31, 1987)

10(d)      Contingent Purchase Price                 Incorporated  by reference
           Agreement between the                     to Form 10-K for fiscal
           Partnership and O.D.F.                    year ended December 1997.
           Mobile Home Park (originally filed
           with Form 10-K for the fiscal year
           ended December 31, 1987

10(e)      Contingent Purchase Price                 Incorporated by reference
           Agreement between the                     to Form 10-K for fiscal
           Partnership and The Park of               year ended December 1997.
           the Four Seasons (originally
           filed with Form 10-K for the
           fiscal year ended December
           31, 1987)

10(f)      Refinancing loan Agreement between        Filed herewith
           the Partnership and  Nomura Asset
           Capital Corporation March 24, 1997

10(g)      Line of Credit Loan Agreement between     Filed herewith
           the

             Partnership  and National City Bank of
             Michigan/Illinois August 24, 1994

28           Letter  summary of the estimated  fair
             market values of the Partnership's
             four Manufactured housing communities, as of March 1, 2004.

31.1         Certificate of Principal Executive             Filed herewith
             Officer pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002

31.2         Certificate of Principal Financial             Filed herewith
             Officer pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002

*32.1        Certification Pursuant to Section 906          Filed herewith
             of the Sarbanes-Oxley Act of 2002

*32.2        Certification Pursuant to Section 906          Filed herewith
             of the Sarbanes-Oxley Act of 2002

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.