Form 10-Q
period 2004-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2004-05-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004                 Commission File No. 0-15940

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

                                      INDEX

                                                                     Page
                                                                     ----

PART I                       FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


           Balance Sheets
           March 31, 2004 (Unaudited) and
           December 31, 2003                                           3

           Statements of Income
           Three months ended March 31, 2004
           and 2003 (Unaudited)                                        4

           Statement of Partner's Equity (Deficit)
           Three months ended March 31, 2004 (Unaudited)               4

           Statements of Cash Flows
           Three months ended March 31, 2004
           and 2003 (Unaudited)                                        5

           Notes to Financial Statements
           March 31, 2004(Unaudited)                                   6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS                                               7

ITEM 3.    QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK                              10

ITEM 4.    CONTROLS AND PROCEDURES                                    10

PART II                        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                          11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                           11
           CERTIFICATION EXHIBITS

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                                            MARCH 31,2004                   DECEMBER 31, 2003
                                                            -------------                   -----------------
                                                             (Unaudited)
ASSETS
Properties:
  Land                                                      $  5,280,000                        $5,280,000
  Buildings And Improvements                                  25,441,323                        25,419,430
  Furniture And Fixtures                                         218,518                           218,518
                                                            ------------                       -----------
                                                              30,939,841                        30,917,948

  Less Accumulated Depreciation                               14,083,797                        13,866,583
                                                            ------------                       -----------
                                                              16,856,044                        17,051,365

Cash And Cash Equivalents                                         45,371                           258,423
Cash - Security Escrow                                           305,158                           305,158
Unamortized Finance Costs                                        259,048                           280,548
Manufactured Homes and Improvements                            1,645,002                         1,312,787
Other Assets                                                   1,145,733                         1,258,312
                                                            ------------                       -----------
Total Assets                                                $ 20,256,356                       $20,466,593
                                                            ------------                       -----------

                                                           MARCH 31, 2004                   DECEMBER 31, 2003
                                                           --------------                   -----------------
                                                             (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT
Line of Credit                                             $   270,000                          $235,000
Accounts Payable                                               120,807                           149,213
Other Liabilities                                              992,169                           885,533
Mortgage Payable                                            31,479,889                        31,576,444
                                                           -----------                       -----------

Total Liabilities                                          $32,862,865                       $32,846,190

Partners' Equity (Deficit) :
  General Partner                                           (4,355,075)                       (4,188,993)
  Class A Limited Partners                                  (9,576,454)                       (9,473,234)
  Class B Limited Partners                                   1,325,020                         1,282,630
                                                           -----------                        ----------

Total Partners' Deficit                                    (12,606,509)                      (12,379,597)
                                                           -----------                       -----------

Total Liabilities And
  Partners' Deficit                                        $20,256,356                       $20,466,593
                                                           -----------                       -----------

                       See Notes to Financial Statements

                    UNIPROP MANUFACTURED HOUSING INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF INCOME

                                                                                       THREE MONTHS ENDED
                                                                                March 31,2004 March 31,2003
                                                                                ------------- -------------
                                                                          (Unaudited)               (Unaudited)
Income:
  Rental Income                                                               $2,037,344            $2,113,837
  Home Sale Income                                                               215,485               244,735
  Other                                                                          104,873               156,108
                                                                              ----------            ----------
Total Income                                                                  $2,357,702            $2,514,680
                                                                              ----------            ----------
Operating Expenses:
  Administrative Expenses
  (Including  $106,918 and $113,371 in Property
   Management Fees Paid to An Affiliate for the Three
   Month Period Ended March 31, 2004 and 2003,
   Respectively)                                                                 551,109               492,948
  Property Taxes                                                                 243,867               230,940
  Utilities                                                                      142,882               148,850
  Property Operations                                                            291,194               239,355
  Depreciation And Amortization                                                  238,714               229,412
  Interest                                                                       657,298               651,884
  Home Sale Expense                                                              196,175               217,474
                                                                              ----------            ----------
Total Operating Expenses                                                      $2,321,239            $2,210,863
                                                                              ----------            ----------
Net Income                                                                    $   36,463            $  303,817
                                                                              ----------            ----------

Income Per Limited Partnership Unit:
  Class A                                                                         ($2.10)               $ 5.15
  Class B                                                                          $7.34                $14.22
Distribution Per Limited Partnership Unit
  Class A                                                                          $3.00                $ 3.00
  Class B                                                                          $3.00                $ 3.00
Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                                       20,230                20,230
    Class B                                                                        9,770                 9,770

STATEMENT OF PARTNER'S EQUITY (DEFICIT) (UNAUDITED)

                                                             Total       General Partner       Class A Limited     Class B Limited
                                                             -----       ---------------       ----------------    ---------------
Beginning Balance of December 31, 2003                    (12,379,597)        (4,188,993)           (9,473,234)          1,282,630
Net Income                                                     36,463              7,293               (42,530)             71,700
Distributions                                                (263,375)          (173,375)              (60,690)            (29,310)
                                                          -----------         ----------            ----------           ---------
BALANCE AS OF MARCH 31, 2004                              (12,606,509)        (4,355,075)           (9,576,454)          1,325,020


                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                  March 31,2004            March 31, 2003
                                                                                  -------------            --------------
Cash Flows From Operating Activities:
  Net Income                                                                          $  36,463                $  303,817
                                                                                      ---------                ----------
Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                                          217,214                   207,912
  Amortization                                                                           21,500                    21,500
  (Increase) Decrease in Homes and Improvements                                        (332,215)                   37,504
 (Increase) Decrease In Other Assets                                                    112,579                  (286,561)
  Increase  (Decrease) In Accounts Payable                                              (28,406)                   13,802
  Increase (Decrease)  In Other Liabilities                                             106,636                   204,557
                                                                                      ---------                ----------
Total Adjustments:                                                                       97,308                   198,714
                                                                                      ---------                ----------
    Net Cash Provided By
      Operating Activities                                                              133,771                   502,531
                                                                                      ---------                ----------
Cash Flows Used In Investing  Activities:
        Capital Expenditures                                                            (21,893)                        0
                                                                                      ---------                ----------

Cash Flows From Financing Activities:
        Net Borrowing on LOC                                                             35,000                         0
        Distributions To Partners                                                      (263,375)                 (259,250)
        Principal Payments on Mortgage                                                  (96,555)                  (97,029)
                                                                                      ---------                ----------
Net Cash Used In                                                                       (324,930)                 (356,279)
                                                                                      ---------                ----------
Financing Activities
Increase (Decrease) In Cash and Equivalents                                            (213,052)                  146,252
Cash and Equivalents, Beginning                                                         258,423                   607,207
                                                                                      ---------                ----------
Cash and Equivalents, Ending                                                          $  45,371                $  753,459
                                                                                      ---------                ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (Unaudited)

1.       BASIS OF PRESENTATION:

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois (formerly First of America Bank). The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on March 31, 2004 was 1.090%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes has been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 2004 the outstanding balance on the line of credit was $270,000.

The quarterly Partnership Management Distribution paid to the General Partner during the first quarter based on prior quarter results was $150,875, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($60,350,000 x 1/4 = $150,875).

The General Partner elected to make a total distribution of $112,500 for the first quarter of 2004 (unchanged from 2003), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of March 31, 2004, the Partnership's cash balance amounted to $45,371. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 85% at the end of March 2004, versus 90% a year ago. The average monthly rent in March 2004 was approximately $477, or 3% more than the $462 average monthly rent in March 2003 (average rent not a weighted average).

                                    Total           Occupied          Occupancy         Average*
                                  Capacity           Sites              Rate              Rent
Aztec Estates                         645              496               77%              $517
Kings Manor                           314              305               97                514
Old Dutch Farms                       293              239               82                449
Park of the Four Seasons              572              519               91                426
                                    -----            -----               --               ----

Total on 3/31/04:                   1,824            1,559               85%              $477
Total on 3/31/03:                   1,824            1,645               90%              $462

*Not a weighted average

                                               GROSS REVENUES                             NET INCOME

                                        3/31/04              3/31/03            3/31/04               3/31/03
Aztec Estates                         $   990,005          $   879,073        $   336,254           $   399,320
Kings Manor                               424,504              598,064            261,971               298,794
Old Dutch Farms                           322,372              392,455            151,841               237,706
Park of the Four Seasons                  619,496              643,363            370,788               365,723
                                      -----------          -----------        -----------           -----------
                                        2,356,377            2,512,955          1,120,854           $ 1,301,543

Partnership Management:                     1,325                1,725            (89,554)              (75,818)

Other expenses:                                --                   --            (98,825)              (40,612)
Debt Service                                                                     (657,298)             (651,884)

Depreciation and Amortization                  --                   --           (238,714)             (229,412)
                                      -----------          -----------        -----------           -----------

                                      $ 2,357,702          $ 2,514,680        $    36,463           $   303,817

COMPARISON OF QUARTER ENDED  MARCH 31, 2004 TO QUARTER ENDED MARCH 31, 2003

Gross revenues decreased $156,978 to $2,357,702 in 2004, as compared to $2,514,680 in 2003. The decrease was the result of lower occupancy due to weak economic conditions. (See table in previous section.)

As described in the Statements of Income, total operating expenses were $110,376 higher, moving from $2,210,863 to $2,321,239. The increase was due to an increase in property operating expenses, property taxes and administrative expense.

As a result of the aforementioned factors, Net Income decreased, $267,354 for the first quarter of 2004 compared to the same quarter of the prior year, moving from $303,817 for 2003 to $36,463 for 2004.

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

         Note Payable: At March 31, 2004 the Partnership had a note payable outstanding in the amount of $31,479,889. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

         Line-of-Credit: At March 31, 2004 the Partnership owed $270,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of One Month LIBOR.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the quarterly report is recorded, processed, summarized and reported as and when required.

There was no change in the Partnership's internal controls over financial reporting that occurred during the most recent completed quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING

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

         The City of Novi has agreed to a settlement in this matter. Legal counsel for the Partnership is currently in negotiations on a settlement.

ITEM 6.    REPORTS OF FORM 8-K

                  (A) Reports of Form 8-K
                        There were no reports filed on Form 8-K during the three months ended March 31, 2004.

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

                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                               BY: P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                               BY: /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                               BY: /s/ Gloria A. Koster
                                   ---------------------------------------------
                                   Gloria A. Koster, Principal Financial Officer

Dated: May 11, 2004

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION


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