Form 10-Q
period 2004-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2004-08-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004             Commission File No. 0-15940

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

                                      INDEX

                                                                  Page
                                                                  ----
PART I            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
         June 30, 2004 (Unaudited) and
         December 31, 2003                                          3

         Statements of Income
         Six months ended June 30, 2004 and 2003
         Three months ended June 30, 2004
         and 2003 (Unaudited)                                       4

         Statement of Partner's Equity (Deficit)
         Six months ended June 30, 2004 (Unaudited)                 4

         Statements of Cash Flows
         Six months ended June 30, 2004
         and 2003 (Unaudited)                                       5

         Notes to Financial Statements
         June 30, 2004 (Unaudited)                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                              7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                             10

ITEM 4.  CONTROLS AND PROCEDURES                                   11

PART II      OTHER INFORMATION
ITEM I.  LEGAL                                                     11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11
         CERTIFICATION EXHIBITS

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET

ASSETS                                   JUNE 30, 2004    DECEMBER 31, 2003
                                         -------------    -----------------
                                          (UNAUDITED)
Properties:
  Land                                    $ 5,280,000        $ 5,280,000
  Buildings And Improvements               25,464,279         25,419,430
  Furniture And Fixtures                      221,518            218,518
                                          -----------        -----------
                                           30,965,797         30,917,948

  Less Accumulated Depreciation            14,300,456         13,866,583
                                          -----------        -----------
                                           16,665,341         17,051,365

Cash And Cash Equivalents                     358,886            258,423
Cash -Security Escrow                         305,158            305,158
Unamortized Finance Costs                     237,548            280,548
Manufactured Homes and Improvements         1,475,184          1,312,787
Other Assets                                1,139,199          1,258,312
                                          -----------        -----------

Total Assets                              $20,181,316        $20,466,593
                                          -----------        -----------

LIABILITIES AND PARTNERS' DEFICIT        JUNE 30, 2004   DECEMBER 31, 2003
                                         -------------   -----------------
                                          (UNAUDITED)
Line of Credit                           $    270,000      $    235,000
Accounts Payable                              183,222           149,213
Other Liabilities                           1,110,295           885,533
Mortgage Payable                           31,389,014        31,576,444
                                         ------------      ------------
Total Liabilities                        $ 32,952,531      $ 32,846,190

Partners' Equity (Deficit):

  General Partner                          (4,514,817)       (4,188,993)
  Class A Limited Partners                 (9,641,859)       (9,473,234)
  Class B Limited Partners                  1,385,461         1,282,630
                                         ------------      ------------
Total Partners' Deficit                   (12,771,215)      (12,379,597)
                                         ------------      ------------

Total Liabilities And
  Partners' Deficit                      $ 20,181,316      $ 20,466,593
                                         ------------      ------------

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME

                                                        SIX MONTHS ENDED                THREE MONTHS ENDED
                                                 JUNE 30, 2004    JUNE 30, 2003   JUNE 30, 2004    JUNE 30, 2003
                                                 -------------    -------------   -------------    -------------
                                                  (unaudited)      (unaudited)     (unaudited)      (unaudited)
Income:
  Rental Income                                   $ 4,070,732      $ 4,220,735     $ 2,033,388      $ 2,106,898
  Home Sale Income                                  1,001,925          879,656         786,440          634,921
  Other                                               202,440          262,361          97,567          106,253
                                                  -----------      -----------     -----------      -----------
Total Income                                      $ 5,275,097      $ 5,362,752     $ 2,917,395      $ 2,848,072
                                                  -----------      -----------     -----------      -----------

Operating Expenses:
  Administrative Expenses
  (Including $213,225, $223,842,$106,337 and
  $110,471 in Property Management
  Fees Paid to An Affiliate for the
  Six and Three Month Period
  Ended June 30, 2004 and 2003, respectively)       1,048,171          968,483         497,062          475,535
  Property Taxes                                      487,734          461,877         243,867          230,937
  Utilities                                           279,658          275,913         136,776          127,063
  Property Operations                                 626,178          514,311         334,984          274,956
  Depreciation And Amortization                       476,874          458,894         238,160          229,482
  Interest                                          1,315,429        1,318,991         658,131          667,107
  Home Sale Expense                                   898,296          791,999         702,121          574,525
                                                  -----------      -----------     -----------      -----------

Total Operating Expenses                          $ 5,132,340      $ 4,790,468     $ 2,811,101      $ 2,579,605
                                                  -----------      -----------     -----------      -----------

Net Income (Loss)                                 $   142,757      $   572,284     $   106,294      $   268,467
                                                  -----------      -----------     -----------      -----------

Income (Loss) Per Limited Partnership Unit:
  Class A                                        ($      2.34)     $      9.35    ($      0.24)     $      4.20
  Class B                                         $     16.53      $     27.50     $      9.19      $     13.28

Distribution Per Limited Partnership Unit
  Class A                                         $      6.00      $      6.00     $      3.00      $      3.00
  Class B                                         $      6.00      $      6.00     $      3.00      $      3.00
Weighted Average Number Of Limited
  Partnership Units Outstanding
   Class A                                             20,230           20,230          20,230           20,230
   Class B                                              9,770            9,770           9,770            9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
                                                         General        Class A        Class B
                                                         Partner        Limited        Limited        Total
Beginning Balance as of December 31, 2003              (4,188,993)    (9,473,234)     1,282,630    (12,379,597)
Net Income (Loss)                                          28,551        (47,245)       161,451        142,757
Distributions                                            (354,375)      (121,380)       (58,620)      (534,375)

BALANCE AS OF JUNE 30,2004                             (4,514,817)    (9,641,859)     1,385,461      2,771,215)

                      See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               SIX MONTHS ENDED
                                                 JUNE 30, 2004   JUNE 30, 2003
                                                 -------------   -------------
                                                  (unaudited)     (unaudited)
Cash Flows From Operating Activities:
 Net Income                                        $ 142,757       $ 572,284
                                                   ---------       ---------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
 Operating Activities:
 Depreciation                                        433,874         415,894
 Amortization                                         43,000          43,000
 (Increase) Decrease In Homes & Improvements        (162,397)        (60,059)
 (Increase) Decrease In Other Assets                 119,113        (653,987)
 Increase (Decrease) In Accounts Payable              34,009         (13,671)
 Increase (Decrease) In Other Liabilities            224,762         317,489
                                                   ---------       ---------

Total Adjustments:                                   692,361          48,666
                                                   ---------       ---------

  Net Cash Provided By
   Operating Activities                              835,118         620,950
                                                   ---------       ---------

Cash Flows Used In Investing Activities:
 Capital Expenditures                                (47,850)        (10,786)
                                                   ---------       ---------

Cash Flows From Financing Activities:
 Net Proceeds (Payment) on Line of Credit             35,000         (50,000)
 Distributions To Partners                          (534,375)       (522,625)
 Principal Payments on Mortgage                     (187,430)       (188,735)
                                                   ---------       ---------

Net Cash Used In Financing Activities               (686,805)       (761,360)
                                                   ---------       ---------

Increase (Decrease) In Cash and Equivalents          100,463        (151,196)

Cash and Equivalents, Beginning                      258,423         607,207
                                                   ---------       ---------
Cash and Equivalents, Ending                       $ 358,886       $ 456,011
                                                   ---------       ---------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2004 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.

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

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 2004 was 1.37%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of June 30, 2004 the outstanding balance on the line of credit was $270,000.

The quarterly Partnership Management Distribution paid to the General Partner during the second quarter based on prior quarter results was$158,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($63,400,000 x 1/4 = $158,500.00).

The General Partner elected to make a total distribution of $112,500 for the second quarter of 2004 (unchanged from 2003), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of June 30, 2004, the Partnership's cash balance amounted to $358,886. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 83% at the end of June 2004, versus 90% a year ago. The average monthly rent in June 2004 was approximately $478, or 3% more than the $464 average monthly rent in June 2003 (average rent not a weighted average).

                                       Total   Occupied   Occupancy   Average*
                                     Capacity   Sites      Rate        Rent
Aztec Estates                           645       493        76%        $517
Kings Manor                             314       303        97          514
Old Dutch Farms                         293       226        77          450
Park of the Four Seasons                572       496        87          429
                                      -----     -----        --         ----
Total on 6/30/04:                     1,824     1,518        83%        $478
Total on 6/30/03:                     1,824     1,637        90%        $464

*Not a weighted average

                               GROSS REVENUE                NET INCOME               GROSS REVENUE                NET INCOME
                            6/30/04      6/30/03       6/30/04      6/30/03       6/30/04     6/30/03       6/30/04       6/30/03
                             three months ended        three months ended           six months ended           six months ended
Aztec Estates             $ 1,385,031  $ 1,030,617   $   426,231  $   402,291   $2,375,036   $1,909,690   $   762,485   $   801,611
Kings Manor                   614,163      586,982       270,722      296,637    1,038,667    1,185,046       532,693       595,431
Old Dutch Farms               304,687      366,754       162,803      167,830      627,059      759,209       314,644       405,536
Park of the Four Seasons      611,378      861,627       357,349      424,576    1,230,874    1,504,990       728,137       790,299
                          -----------  -----------   -----------  -----------   ----------   ----------   -----------   -----------
                            2,915,259    2,845,980     1,217,105    1,291,334    5,271,636    5,358,935     2,337,959     2,592,877

Partnership Management:         2,136        2,092       (86,160)     (72,568)       3,461        3,817      (175,714)     (148,386)

Other expenses:                    --           --      (128,360)     (53,710)          --           --      (227,185)      (94,322)

Interest Expense                   --           --      (658,131)    (667,107)          --           --    (1,315,429)   (1,318,991)

Depreciation and
 Amortization                      --           --      (238,160)    (229,482)          --           --      (476,874)     (458,894)
                          -----------  -----------   -----------  -----------   ----------   ----------   -----------   -----------
                          $ 2,917,395  $ 2,848,082   $   106,294  $   268,467   $5,275,097   $5,362,752   $   142,757   $   572,284

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30,
2003

Gross revenues increased $69,323 to $2,917,395 in 2004, as compared to $2,848,082 in 2003. The increase was the result of improved home sales offset by lower occupancy. As described in the Statements of Income, total operating expenses were $231,496 higher, moving to $2,811,101 from $2,579,605. The increase was due to an increase in home sale expense and property operation costs.

As a result of the aforementioned factors, Net Income decreased, $162,173 for the second quarter of 2004 compared to the same quarter of the prior year, moving from $268,467 for 2003 to $106,294 for 2004.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

Gross revenues decreased $87,655 to $5,275,097 in 2004, as compared to $5,362,752 in 2003. The decrease was the result of lower occupancy due to weak economic conditions.

(See table in previous section.)

As described in the Statements of Income, total operating expenses were $341,872 higher, moving from $4,790,468 to $5,132,340. The increase was due to a increase in home sale expense and property operations costs.

As a result of the aforementioned factors, Net Income decreased, $429,527 for the first six month period of 2004 compared to the same period of the prior year, moving from $572,284 for 2003 to $142,757 for 2004.

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

      Note Payable: At June 30, 2004 the Partnership had a note payable outstanding in the amount of $31,389,014. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

      Line-of-Credit: At June 30, 2004 the Partnership owed $270,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of one month LIBOR.

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

There was no change in the Partnership's internal controls over financial reporting that occurred during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect the Partnership's internal control over financial reporting.

PART  II - OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      The City of Novi, Michigan, on February 11, 2004 filed a lawsuit in Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. Legal counsel for the Partnership is currently in negotiations with the City and the Department of Environmental Quality to resolve this matter. Estimates for the connection fees and the cost of abandonment of that Property's waste water treatment plant range from $850,000 to $1,000,000. Negotiations are progressing but as of this date have not been finalized.

ITEM  6. REPORTS OF FORM 8-K

            (A) Reports of Form 8-K

                  There were no reports filed on Form 8-K during the three months ended June 30, 2004.

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

                                    Uniprop Manufactured Housing
                                    Communities Income Fund,
                                    A Michigan Limited Partnership

                                BY: P.I. Associates Limited Partnership,
                                    A Michigan Limited Partnership,
                                    its General Partner

                                BY: /s/ Paul M. Zlotoff
                                    -------------------------------------
                                    Paul M. Zlotoff, General Partner

                                BY: /s/ Joel Schwartz
                                    --------------------------------------
                                    Joel Schwartz, Principal Financial Officer

Dated: August 11, 2004

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