Form 10-Q
period 2004-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2004-11-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004             Commission File No. 0-15940

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

                                      INDEX

                                                           Page
                                                           ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets
         September 30, 2004 (Unaudited) and
         December 31, 2003                                    3

         Statements of Income
         Nine months ended September 30, 2004 and 2003
         (Unaudited)
         Three months ended September 30, 2004 and 2003
         (Unaudited)                                         4

         Statement of Partners' Deficit
         Nine months ended September 30, 2004 (Unaudited)    4

         Statements of Cash Flows
         Nine months ended September 30, 2004
         and 2003 (Unaudited)                                5

         Notes to Financial Statements
         September 30, 2004 (Unaudited)                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                       7

ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                      10

ITEM 4.  CONTROLS AND PROCEDURES                            11

PART II  OTHER INFORMATION                                  11

ITEM 1.  LEGAL PROCEEDINGS                                  11

ITEM 6.  EXHIBITS                                           12

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                      SEPTEMBER 30,2004  DECEMBER 31, 2003
                                      -----------------  -----------------
                                         (UNAUDITED)
ASSETS

Properties:
  Land                                   $  5,280,000       $  5,280,000
  Buildings And Improvements               25,642,571         25,419,430
  Furniture And Fixtures                      223,996            218,518
                                         ------------       ------------
                                           31,146,567         30,917,948

  Less Accumulated Depreciation            14,516,487         13,866,583
                                         ------------       ------------
                                           16,630,080         17,051,365

Cash And Cash Equivalents                     305,896            258,423
Cash -Security Deposit Escrow                 305,158            305,158
Unamortized Finance Costs                     216,048            280,548
Manufactured Homes and Improvements         1,241,098          1,312,787
Other Assets                                1,267,512          1,258,312
                                         ------------       ------------

Total Assets                             $ 19,965,792       $ 20,466,593
                                         ============       ============

                                      SEPTEMBER 30,2004  DECEMBER 31, 2003
                                      -----------------  -----------------
                                         (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT

Line of Credit-Bank                      $          0       $    235,000
Line of Credit-Related Party                  361,236                  0
Accounts Payable                              197,944            149,213
Other Liabilities                           1,200,374            885,533
Mortgage Payable                           31,294,181         31,576,444
                                         ------------       ------------

Total Liabilities                        $ 33,053,735       $ 32,846,190

Partners' Equity (Deficit):
  General Partner                          (4,704,962)        (4,188,993)
  Class A Limited Partners                 (9,789,108)        (9,473,234)
  Class B Limited Partners                  1,406,127          1,282,630
                                         ------------       ------------

Total Partners' Deficit                   (13,087,943)       (12,379,597)
                                         ------------       ------------

Total Liabilities And
  Partners' Deficit                      $ 19,965,792       $ 20,466,593
                                         ============       ============

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF INCOME (UNAUDITED)

                                                                          NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                    SEPT. 30,2004  SEPT. 30,2003  SEPT. 30,2004  SEPT. 30,2003
                                                                    -------------  -------------  -------------  -------------
                                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
Income:
  Rental Income                                                      $ 6,044,621     $6,281,306    $ 1,973,889     $2,060,571
  Home Sale Income                                                     1,434,245      1,276,035        432,320        396,379
  Other                                                                  308,393        366,894        105,953        104,533
                                                                    ------------     ----------   ------------     ----------

Total Income                                                         $ 7,787,259     $7,924,235    $ 2,512,162     $2,561,483
                                                                    ============     ==========    ===========     ==========

Operating Expenses:
  Administrative Expenses
  (Including $316,947,$331,917,$103,722 and
 $108,075 in Property Management
   Fees Paid to An Affiliate for the Nine and Three Month Periods
  Ended Sept. 30, 2004 and 2003, Respectively)                         1,547,813      1,459,360        499,642        490,877
  Property Taxes                                                         731,601        693,254        243,867        231,377
  Utilities                                                              404,965        410,570        125,307        134,657
  Property Operations                                                    961,991        798,252        335,813        283,941
  Depreciation And Amortization                                          714,405        701,923        237,531        243,029
  Interest                                                             1,974,475      1,986,633        659,046        667,642
  Home Sale Expense                                                    1,354,980      1,149,561        456,684        357,562
                                                                    ------------     ----------   ------------     ----------

Total Operating Expenses                                             $ 7,690,230     $7,199,553    $ 2,557,890     $2,409,085
                                                                    ============     ==========    ===========     ==========

Net Income(Loss)                                                     $    97,029     $  724,682   ($    45,728)    $  152,398
                                                                    ============     ==========    ===========     ==========

INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT:
  CLASS A                                                           ($      6.61)    $    10.28   ($      4.27)    $     0.93
  CLASS B                                                            $     21.64     $    38.05    $      5.11     $    10.55

DISTRIBUTION PER LIMITED PARTNERSHIP UNIT
  CLASS A                                                            $      9.00     $     9.00    $      3.00     $     3.00
  CLASS B                                                            $      9.00     $     9.00    $      3.00     $     3.00

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING
    CLASS A                                                               20,230         20,230         20,230         20,230
    CLASS B                                                                9,770          9,770          9,770          9,770

STATEMENT OF PARTNERS' EQUITY(DEFICIT) (UNAUDITED)

                                                       General Partner     Class A Limited     Class B Limited           Total
Beginning Balance as of December 31, 2003                ($4,188,993)        ($9,473,234)        $ 1,282,630         ($12,379,597)
Net Income (Loss)                                             19,406            (133,804)            211,427          $    97,029
Distributions                                               (535,375)           (182,070)            (87,930)        ($   805,375)
                                                         -----------         -----------         -----------         ------------

BALANCE AS OF SEPTEMBER 30,2004                          ($4,704,962)        ($9,789,108)        $ 1,406,127         ($13,087,943)
                                                         ===========         ===========         ===========         ============

                        See Notes to Financial Statements

                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2004   SEPTEMBER 30,2003
                                                  ------------------   -----------------
                                                      (unaudited)         (unaudited)
Cash Flows From Operating Activities:
  Net Income                                          $    97,029         $   724,682
                                                      -----------         -----------

Adjustments To Reconcile Net Income
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                            649,905             637,423
  Amortization                                             64,500              64,500
  (Increase) Decrease In Homes & Improvements              71,689            (366,381)
  (Increase) Decrease In Other Assets                      (9,200)           (667,219)
  Increase (Decrease) In Accounts Payable                  48,731             111,306
  Increase (Decrease) In Other Liabilities                314,841             414,500
                                                      -----------         -----------

Total Adjustments:                                      1,140,466             194,129
                                                      -----------         -----------

    Net Cash Provided By
      Operating Activities                              1,237,495             918,811
                                                      -----------         -----------

Cash Flows From  Investing Activities:
    Capital Expenditures                                 (228,620)            (52,375)
                                                      -----------         -----------

Net Cash Used In
      Investing Activities  Activities                   (228,620)            (52,375)
                                                      -----------         -----------

Cash Flows From Financing Activities:
  Net Borrowing (Payment) on Line of Credit               126,236             (90,755)
  Distributions To Partners                              (805,375)           (786,000)
  Principal Payments on Mortgage                         (282,263)           (274,995)
                                                      -----------         -----------

Net Cash  Used In Financing Activities                   (961,402)         (1,151,750)
                                                      -----------         -----------

Increase (Decrease) In Cash and Cash Equivalents           47,473            (285,314)

Cash and Cash Equivalents, Beginning                      258,423             607,207
                                                      -----------         -----------

Cash and Cash Equivalents, Ending                     $   305,896         $   321,893
                                                      ===========         ===========

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited 2004 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ending December 31, 2003.

2.    COMMITMENTS AND CONTINGENCIES

The City of Novi, Michigan, as of February 11, 2004 filed a lawsuit in the Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. Legal counsel for the Partnership has reached a settlement agreement with the City of Novi. The Partnership will pay a tap fee of $730,000 based on an estimated water use by the residents, subject to adjustments after a three year monitoring period based on actual meter reading water usage. The cost of connection and removal of the current sanitary sewer system is estimated to be approximately $200,000.

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

The Partnership has a renewable $1,000,000 line of credit with Uniprop Home Finance, an affiliated entity. The interest rate is the prime minus .5%. The sole purpose of the line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of September 30, 2004 the outstanding balance on the line of credit was $361,000.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate floats at 180 basis points above 1 month LIBOR. As of September 30, 2004 the outstanding balance on this credit facility is zero.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter based on second quarter results was $158,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($63,400,000 x 1/4% = $158,500).

The General Partner elected to make a total distribution of $112,500 for the third quarter of 2004 equal to the amount distributed for the third quarter of 2003, 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 2004, the Partnership's cash balance amounted to $305,896. The amount placed in reserves is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the following tables , the four properties had a combined average occupancy of 81% at the end of September 2004 compared to 89% in 2003 for the same period. The average monthly rent in September 2004 was approximately $478, compared to the $485 average monthly rent in September 2003 (average rent not a weighted average).

                              Total    Occupied  Occupancy  Average*
                            Capacity     Sites     Rate       Rent
Aztec Estates                   645        483      75%       $517
Kings Manor                     314        301      96         514
Old Dutch Farms                 293        213      73         450
Park of the Four Seasons        572        472      83         432
                              -----      -----      --        ----

Total on 9/30/04:             1,824      1,469      81%       $478
Total on 9/30/03:             1,824      1,602      89%       $485

*Not a weighted average

                              GROSS REVENUE                 NET INCOME                GROSS REVENUE               NET INCOME
                        -------------------------   -------------------------   ------------------------  -------------------------
                         9/30/2004     9/30/2003     9/30/2004     9/30/2003     9/30/2004     9/30/2003   9/30/2004     9/30/2003
                        -----------   -----------   -----------   -----------   -----------   ----------  -----------   -----------
                            three months ended         three months ended           nine months ended         nine months ended
                        -------------------------   -------------------------   ------------------------  -------------------------
Aztec Estates           $   931,725   $   890,323    $  320,067   $   348,807   $ 3,306,761   $2,800,013  $ 1,082,552   $ 1,150,418
Kings Manor                 547,348       535,653       282,713       286,211     1,586,015    1,720,699      815,406       881,642
Old Dutch Farms             339,227       349,630       127,408       184,186       966,286    1,108,839      442,052       589,722
Park of Four Seasons        691,856       783,923       301,272       397,049     1,922,730    2,288,913    1,029,409     1,187,348
                          2,510,156     2,559,529     1,031,460     1,216,253     7,781,792    7,918,464    3,369,419     3,809,130
Partnership Management        2,006         1,954       (41,331)      (53,788)        5,467        5,771     (217,045)     (202,174)
Non Recurring Expense            --            --      (139,280)      (99,396)           --           --     (366,465)     (193,718)

Interest Expense
                                 --            --      (659,046)     (667,642)           --           --   (1,974,475)   (1,986,633)

Depreciation and
Amortization                     --            --      (237,531)     (243,029)           --           --     (714,405)     (701,923)
                        -----------   -----------   -----------   -----------   -----------   ----------  -----------   -----------
                        $ 2,512,162   $ 2,561,483   ($   45,728)  $   152,398   $ 7,787,259   $7,924,235  $    97,029   $   724,682
                        ===========   ===========   ===========   ===========   ===========   ==========  ===========   ===========

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2004 TO QUARTER ENDED SEPTEMBER 30,
2003

Gross revenues decreased $49,321 to $2,512,162 in 2004, as compared to $2,561,483 in 2003. (See table in previous section). The decrease in revenue was due to a decrease in site rental income as a result of lower occupancy level.

As described in the Statements of Income, total operating expenses were higher, increasing from $2,409,085 in 2003 to $2,557,890 in 2004. This was due primarily to increases in property operations expense and Home Sale Expense.

As a result of the aforementioned factors, Net Income decreased in the third quarter of 2004 compared to the same quarter of the prior year from $152,398 for 2003 to ($45,728) for 2004.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2002

For the first nine months of 2004, Gross Revenues were $7,787,259, a decrease of $136,976 compared to $7,924,235 for the same period of 2003. The decrease was due to a decrease in site rental. Total Operating Expenses for the first three quarters of 2004 were $7,690,230, an increase of $490,677 compared to $7,199,553 for 2003. Net Income for the first nine months ending September 30, 2004 was $97,029 a decrease of $627,653 compared to the $724,682 reported for the first nine months ending September 30, 2003.

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

      Note Payable: At September 30, 2004 the Partnership had a note payable outstanding in the amount of $31,294,181. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

      Line-of-Credit: At September 30, 2004 the Partnership owed $361,236 under its line-of-credit.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
                  See note 2 of the Notes to Unaudited Financial Statements for information concerning legal proceedings.

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a -14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     Uniprop Manufactured Housing
                                     Communities Income Fund,
                                     A Michigan Limited Partnership

                                 BY: P.I. Associates Limited Partnership,
                                     A Michigan Limited Partnership,
                                     its General Partner

                                 BY: /s/ Paul M. Zlotoff
                                     ------------------------------------------
                                     Paul M. Zlotoff, General Partner

                                 BY: /s/ Joel Schwartz
                                     ------------------------------------------
                                     Joel Schwartz, Principal Financial Officer

Dated: November 11, 2004

                                  EXHIBIT INDEX

   EX. NO.                                 DESCRIPTION
------------                               -----------
EXHIBIT 31.1      Principal Executive Officer Certification pursuant to Rule 13a
                  -14(a)/15d-14(a) of The Securities and Exchange Act of 1934,
                  as amended

EXHIBIT 31.2      Principal Financial Officer Certification pursuant to Rule
                  13a-14(a)/15d-14(a) of The Securities and Exchange Act of
                  1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.