Form 10-K
period 2004-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2005-03-21
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004          Commission File No. 0-15940

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

                                 Yes [ ]   No [X]

The estimated aggregate Net Asset Value of the units as of March 1, 2005 (based on a 2005 appraisal of Partnership properties) held by non-affiliates was approximately $23,601,185. As of March 1, 2005 the number of units of limited partnership interest of the registrant outstanding was 30,000.

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

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,758 sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,483 sites competing with Kings Manor. Old Dutch Farms competes with approximately ten communities offering approximately 4,724 sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,211 sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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

Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the communities and are not included in any property management fee payable to Uniprop AM, LLC. Local managers are employees of the communities and are paid semi-monthly. The yearly salaries and expenses for local managers range from $22,000 to $52,000. Local managers have no direct management authority, make no decisions regarding operations and act only in accordance with instructions from the property manager.


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

     The table below contains certain information concerning the Partnership's four properties.

PROPERTY NAME            YEAR                NUMBER OF
 AND LOCATION        CONSTRUCTED   ACREAGE     SITES
-------------        -----------   -------   ---------
Aztec Estates
Sundial Circle
Margate, FL              1970        100        645

Kings Manor
State Road 84
& Flamingo Road
Ft. Lauderdale, FL       1972         45        314

Old Dutch Farms
Napier Road
Novi, MI                 1972         47        293

Park of the Four
Seasons
113th Ave, N.E.
Blaine, MN               1972        107        572

ITEM 3. LEGAL PROCEEDINGS

A group of current residents, on March 4, 2005 filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the General Partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The complaint requests damages, costs and injunctive relief. Counsel for the Partnership is presently reviewing and preparing an answer to the complaint on behalf of the Partnership. While the discovery process has not yet begun, the Partnership intends to vigorously defend against this claim. The amount of potential liability, if any is indeterminable at the time.

The City of Novi, Michigan, as of February 11, 2004 filed a lawsuit in the Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. The Partnership has reached a settlement agreement with the City of Novi. The Partnership will pay a tap fee of $730,000 based on an estimated water use by the residents, subject to adjustments after a three year monitoring period based on actual meter reading water usage. The cost of connection and removal of the current sanitary sewer system is estimated to be approximately $200,000. The Partnership anticipates these cost will be incurred during 2005.

In connection with the settlement agreement, the partnership has obtained an unsecured $750,000 note payable to a bank requiring monthly payments of $12,500 plus interest at libor plus 1.8% and is due on December 2009. There was no outstanding balance under this agreement at December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The voting privileges of the Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote with respect to the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners holding in the aggregate more than 50% of the then outstanding Units. No matters were submitted to the Limited Partners for a vote during 2004.

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

     The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2005, the Properties were appraised at an aggregate fair market value of $64,600,000. Assuming a sale of the four properties at the appraised value in March 2005, less payment of 3.0% selling expenses, mortgage debt of $31,190,519, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is $23,601,185, or $786.71 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of March 1, 2005, the Partnership had approximately 2,315 Limited Partners holding 30,000 Units.

The Partnership has no equity compensation plans.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                         Distribution  per       Distribution to
                     Limited Partnership Unit   General Partners
                     ------------------------   ----------------
Quarter Ended

March 31, 2004                 $3.00                $181,000
June 30, 2004                  $3.00                $181,000
September 30, 2004             $3.00                $181,000
December 31, 2004              $3.00                $181,000
March 31, 2003                 $3.00                $173,375
June 30, 2003                  $3.00                $173,375
September 30, 2003             $3.00                $173,375
December 31, 2003              $3.00                $173,375

The Partnership intends to continue to declare quarterly distributions. However, distributions are determined by the General Partner and will depend on the results of the Partnership's operations.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000:

                        FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                           ENDED         ENDED         ENDED         ENDED         ENDED
                         DECEMBER       DECEMBER      DECEMBER      DECEMBER      DECEMBER
                         31, 2004       31, 2003      31, 2002      31, 2001      31, 2000
                       ------------   -----------   -----------   -----------   -----------
Total Assets           $ 19,330,739   $20,466,593   $20,890,327   $21,354,052   $21,694,688
                       ============   ===========   ===========   ===========   ===========
Note Payable           $ 31,190,519   $31,576,444   $31,939,585   $32,273,332   $32,580,418
                       ============   ===========   ===========   ===========   ===========
Revenue                $ 10,430,726   $10,713,194   $10,797,708   $10,059,885   $10,003,551

Expenses                (10,324,437)   (9,905,031)   (9,793,992)   (9,138,331)   (8,863,417)
                       ------------   -----------   -----------   -----------   -----------
Net Income             $    106,289   $   808,163   $ 1,003,716   $   921,554   $ 1,140,134
                       ============   ===========   ===========   ===========   ===========

Distributions to
   Limited Partners,
   per Unit            $      12.00   $     12.00   $     12.00   $     11.75   $     10.75

Income (loss)
   per Unit:                    ($9)  $         9   $        15   $        13   $        18
Class A
Class B                $         28   $        47   $        51   $        49   $        55

Weighted  average
   number of Units
   outstanding:
Class A                      20,230        20,230        20,230        20,230        20,230
Class B                       9,770         9,770         9,770         9,770         9,770

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

     While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2004, the Partnership's cash balance amounted to $200,760. The amount of any funds placed in reserve is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

     The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois that expires in 2005. The interest rate floats 180 basis points above the one month LIBOR. As of December 31, 2004 the line of credit held a balance of $40,000. The primary purpose for the line of credit is to meet any short-term or seasonal cash flow needs. The Partnership plans to renew the line of credit at the expiration.

     The Partnership has a renewable $1,000,000 line of credit with Uniprop Home Finance, an affiliated entity, that expires on September 2006. The interest rate is the prime minus .5%. The sole purpose of this line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. As of December 31, 2004 the outstanding balance on this line of credit was $ $565,190. The General Partner believes that continuing the model home program is in the best interest of the Partnership.

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

     Future maturities on the note payable for the next five years are as follows: 2005 - $412,000; 2006 - $450,000; 2007 - $487,000, 2008 - $522,000; and
2009 - $575,000.

     The yearly Partnership Management Distribution due to the General Partner for 2004 was $634,000, or 1.0% of the then most recent appraised value of the properties held by the Partnership.

     The General Partner elected to make a total distribution of $450,000 during 2004, 80.0% of which, or $360,000, was paid to the Limited Partners and 20.00% of which, or $90,000, was paid to the General Partner as the Incentive Management Interest.

Results of Operations

     a. Distributions

     For the years ended December 31, 2004 and 2003, the Partnership made distributions to Limited Partners of $12.00 per Unit held, or $360,000.

     The General Partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $634,000 annually based on current 2004 appraisals). Thereafter, distributions are made at the discretion of the General Partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $716,375, $689,375, and $678,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

     b. Revenue

     The manufactured housing industry in general has experienced declining retail home sales due to restrictive financing. In addition, the U.S. economy has experienced sluggish growth during 2004 and high unemployment. These adverse conditions caused the Partnership to experience a decline in occupancy levels resulting in gross revenue decreasing by $282,468 from 2003 to 2004.

     c. Net Income

     For the years ended December 31, 2004, 2003 and 2002, net income was $106,289, $808,163 and $1,003,716 on total revenues of $10,430,726, $10,713,194 and $10,797,708 respectively.

     Distributions to all Partners, were $1,076,375, $1,049,375 and $1,038,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

     d. Partnership Management

     Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $116,323, $113,289 and $96,429, in 2004, 2003 and 2002, respectively, to perform partnership management and investor relations services for the Partnership.

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

     Real estate assets are stated at cost less accumulated depreciation. Expenditures for property maintenance are charged to operations as incurred, while significant renovations are capitalized. Depreciation of the buildings is recorded on the straight-line method using an estimated useful life of thirty years.

     In determining the fair value of real estate investments, we consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property.

     The following table outlines our contractual obligations (in thousands) as of December 31, 2004.

                          Total      Yr1    2-3 Yrs   4-5 Yrs   Over 5 Yrs
                         -------   ------   -------   -------   ----------
Line-of-credit           $    40   $   40
Note payable-affiliate   $   565   $  565
Mortgages payable        $31,191   $  412     $937     $1,097     $28,745
                         -------   ------     ----     ------     -------
Total                    $31,796   $1,017     $937     $1,097     $28,745
                         =======   ======     ====     ======     =======

The future payments listed above for long-term debt repayments exclude interest payments.

     g. Property Operations

     Overall, the four Properties had a combined average occupancy of 78% for the year ended December 31, 2004; as compared to 88% the year ended December 31, 2003; and 91% the year ended December 31, 2002. The average collected monthly rent for the year ended December 31, 2004 (not a weighted average) was approximately $479 per home-site as compared to $468 for the year ended December 31, 2003 and $455 for the year ended December 31, 2002.

                              OCCUPIED SITES        OCCUPANCY RATE        AVERAGE RENT
                  TOTAL   ---------------------   ------------------   ------------------
                  SITES    2004    2003    2002   2004   2003   2002   2004   2003   2002
                  -----   -----   -----   -----   ----   ----   ----   ----   ----   ----
Aztec Estates       645     482     498     552    75%    78%    86%   $517   $505   $493
Kings Manor         314     295     303     305    94     97     97     514    495    479
Old Dutch Farms     293     201     252     254    69     86     87     450    448    440
Park 4 Seasons      572     455     525     555    80     92     97     434    423    405
                  -----   -----   -----   -----   ---    ---    ---    ----   ----   ----
   Overall        1,824   1,433   1,578   1,666    78%    88%    91%   $479   $468   $455
                  =====   =====   =====   =====   ===    ===    ===    ====   ====   ====

     The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2004, 2003 and 2002.

                                                                              NET OPERATING INCOME
                                        GROSS REVENUE                            AND NET INCOME
                           ---------------------------------------   --------------------------------------
                               2004          2003          2002         2004          2003          2002
                           -----------   -----------   -----------   ----------   -----------   -----------
Aztec Estates              $ 4,431,458   $ 3,922,469   $ 4,220,557   $1,459,081   $ 1,419,806   $ 1,576,265
Kings Manor                  2,188,251     2,265,236     2,208,754    1,081,113     1,167,936     1,136,743
Old Dutch Farms              1,229,045     1,431,640     1,541,086      502,302       750,094       764,565
Park of the Four Seasons     2,573,639     3,086,083     2,810,588    1,428,857     1,608,843     1,692,116
                           -----------   -----------   -----------   ----------   -----------   -----------
                           $10,422,393   $10,705,428   $10,780,985   $4,471,353   $ 4,946,679   $ 5,169,689
Partnership
   Management              $     8,333   $     7,766   $    16,723     (293,844)     (250,785)     (220,418)

Other
Expenses                                                               (488,124)     (294,459)     (345,639)

Debt Service                                                         (2,715,486)   (2,738,379)   (2,768,270)

Depreciation                                                           (867,610)     (854,893)     (831,646)
                                                                     ----------   -----------   -----------
TOTAL:                     $10,430,726   $10,713,194   $10,797,708   $  106,289   $   808,163   $ 1,003,716
                           ===========   ===========   ===========   ==========   ===========   ===========

     Net Operating Income ("NOI") is a non-GAPP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. Te Partnership believes that NOI is useful to investors and the Partnership's management as an indication of the Partnership's ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

     Total revenues decreased $282,468 or less than 3%, to $10,430,726 in 2004, compared to $10,713,194 in 2003. The decrease was primarily the result of lower occupancy levels for the year ended December 31, 2004. Rental revenues decreased $246,085 for the year ended December 31, 2004.

     The Partnership's operating expenses increased $419,406, from $9,905,031 in 2003, to $10,324,437 in 2004. The increase was primarily the result of higher home sale expense, higher administrative expense and higher property operation costs.

     As a result of the foregoing factors, net income decreased $701,874 from $808,163 in 2003 to $106,289 in 2004.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

     Total revenues decreased $84,514 or less than 1%, to $10,713,194 in 2003, compared to $10,797,708 in 2002. The decrease was primarily the result of lower occupancy levels for the year ended December 31, 2003. Rental Revenue decreased $305,748 for the year ended December 31, 2003. Home Sale Income increased by $199,292 due to aggressive sales and marketing campaigns.

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

     During 2004, industry conditions remained depressed due to the lack of available retail financing as well as the unemployment rate. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2004. The increase in foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced number of new homes purchased for the industry as a whole. The Partnership has aggressively pursued home sales by increasing marketing efforts, including but not limited to the addition of sales personnel.

     The surplus of pre-owned homes available in the market has presented an opportunity for the Partnership to purchase homes at low prices. On a limited basis, these homes have been purchased by the Partnership and reviewed on a case by case basis for retail sale. The maximum term of the retail contracts provided by the Partnership is ten years, significantly less than is generally available from retail lenders. This shorter amortization period allows for a faster return of principal and reduces the risk of loss through repossession. The total amount of retail loans made by the Partnership and outstanding at this time is not material relative to the total assets and revenues of the Partnership. The General Partner believes its retail sales and financing activity will help to increase occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans are not significant. However the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.

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

     Note Payable: At December 31, 2004 the Partnership had a note payable outstanding in the amount of $31,190,519. Interest on this note is at a fixed annual rate of 8.24% through June 2007.

     Line-of-Credit: At December 31, 2004 the Partnership owed $40,000 pursuant to its line-of-credit agreement, whereby interest is accrued at a variable rate of 1.80% in excess of LIBOR. As of December 31, 2004 the one month LIBOR was 2.42%.

     Line-of-Credit: At December 31, 2004 the Partnership holds a line of credit with Nation City Bank of the Midwest for $750,000. Interest on this note is accrued a variable rate of 1.80% in excess of One Month LIBOR. This line of credit was established for the cost of the sewer connection at Old Dutch Farms. Currently there is no outstanding balance.

     Line-of-Credit for Homes: At December 31, 2004 the partnership had a note payable out standing to an affiliated entity in the amount of $565,190, whereby interest is accrued at prime minus .5% (4.75 at December 31, 2004).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Partnership's financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, and supplementary data are filed with this
Report:

          (i)  Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2004 and 2003 and Statements of Income for the fiscal years ended December 31, 2004, 2003 and 2002

          (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2004, 2003 and 2002

          (iv) Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership's two most recent fiscal years.

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

     Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

     Paul M. Zlotoff, 55, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is currently Director/Chairman of Uniprop, Inc. which is the General Partner of Genesis Associates Limited Partnership Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the General Partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

     The following individuals are the directors and officers of P.I. Associates
Corp.:

Name and Age           Position Held
------------           -------------
Paul M. Zlotoff, 55    Director and President

Joel Schwartz, 43      Secretary/Treasurer

Robert Sher, 54        Director

Charles Soberman, 56   Director/Vice President

Roger Zlotoff, 44      Vice President

     Charles Soberman, 56, joined Uniprop, Inc. in June 1999 as its Chief Executive Officer and Executive Vice President. Mr. Soberman's responsibilities include supervision of property operations and corporate oversight. Mr. Soberman has a law degree from The Harvard Law School and an M.B.A. from Michigan State University. Mr. Soberman also has a B.A. from the University of Michigan. From 1979 through 1996, he was President of Mercury Paint Company, a manufacturer and retailer of coatings and allied products. From 1996 to 1999 Mr. Soberman was a Senior Lecturer at Wayne State University School of Business Administration.

     Joel Schwartz CPA, 43, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for

Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

     Roger Zlotoff, 44 became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. He became Vice President of Uniprop, Inc. in 2004. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

     CODE OF ETHICS

     Because the Partnership has no executive officers, the Partnership has not adopted a Code of Ethics for the Partnership. A code of ethics has been established for Directors, Officers, and Employees of Uniprop AM, LLC. A copy of the Code of Ethics is available at no charge upon request.

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

     The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2004, the General Partner had received a distribution of $90,000. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

     The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2004 aggregate appraised value of $63,400,000, the Partnership Management Distribution due to the General Partner was $634,000. The Partnership Management Distribution paid to the General Partner during 2004 was $626,375, a portion of which was calculated on the 2003 aggregate appraised value of $60,350,000. As of December 31, 2004, the Partnership Management Distribution due the General Partner totaled $158,500. This amount was paid to the General Partner on February 15, 2005 from cash reserves. Based on the Properties' March 2005 aggregate appraised value of $64,600,000, the Partnership Management Distribution due the General Partner for the Partnership's 2005 fiscal year will be $646,000 (64,600,000 x 1.0% = $646,000).

     Uniprop AM, LLC, an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $421,356. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $116,323 for performing partnership management, data processing and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time. Uniprop Inc. had been the Partnership's management entity until it was replaced by Uniprop AM, LLC in 2003. Uniprop Homes, Inc., an affiliate of the General Partner, received commissions totaling $96,611 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2004. The Partnership also retained BDO Seidman LLP to provide other services in 2004.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                           2004      2003
                         -------   -------
(1) Audit Fees           $22,200   $19,000
(2) Audit-Related Fees   $     0   $     0
(3) Tax Fees             $12,500   $12,100
(4) All Other Fees       $     0   $     0
(5) Total                $34,700   $31,100

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing. The services performed by BDO Seidman in 2004 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Financial Statements

     (1) The following financial statements and related documents are filed with this Report:

          (i)   Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2004 and 2003 and Statements of Income for the fiscal years ended December 31, 2004, 2003 and 2002

          (iii) Statements of Partners' Equity for the fiscal years ended December 31, 2004, 2003 and 2002

          (v) Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002

     (2) The following financial statement schedule is filed with this report:

               Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2004, 2003 and 2002

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

     The following exhibits are attached to this Report:

     10(f) First Amended and Restated Consulting Agreement among the
           Partnership, the General Partner and the Consultant.

     28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities, as of March 1, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Uniprop Manufactured Housing
Communities Income Fund
(a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in out opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein


                                         /s/ BDO SEIDMAN, LLP

                                         BDO SEIDMAN, LLP

Troy, Michigan
February 8, 2005, except for Note 13 which is as of March 4, 2005

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

December 31,                              2004           2003
------------                          ------------   ------------
ASSETS

PROPERTY AND EQUIPMENT
   Buildings and improvements         $ 25,763,359   $ 25,419,430
   Land                                  5,280,000      5,280,000
   Furniture and equipment                 229,879        218,518
                                      ------------   ------------
                                        31,273,238     30,917,948
   Less accumulated depreciation        14,734,193     13,866,583
                                      ------------   ------------

NET PROPERTY AND EQUIPMENT              16,539,045     17,051,365

Cash                                       200,760        258,423
Cash - security deposit escrow             305,158        305,158
Manufactured homes and improvements      1,339,857      1,312,787
Unamortized financing costs                194,548        280,548
Other assets                               751,371      1,258,312
                                      ------------   ------------
                                      $ 19,330,739   $ 20,466,593
                                      ============   ============

LIABILITIES AND PARTNERS' DEFICIT

Note payable                          $ 31,190,519   $ 31,576,444
Note payable - affiliate                   565,190             --
Line-of-credit                              40,000        235,000
Accounts payable                           176,661        149,213
Other liabilities                          708,052        885,533
                                      ------------   ------------
TOTAL LIABILITIES                       32,680,422     32,846,190
                                      ------------   ------------
PARTNERS' EQUITY (DEFICIT)
   Class A limited partners             (9,907,130)    (9,473,234)
   Class B limited partners              1,441,557      1,282,630
   General partner                      (4,884,110)    (4,188,993)
                                      ------------   ------------
TOTAL PARTNERS' DEFICIT                (13,349,683)   (12,379,597)
                                      ------------   ------------
                                      $ 19,330,739   $ 20,466,593
                                      ============   ============

                                  See accompanying notes to financial statements

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

Year Ended December 31,                          2004          2003          2002
-----------------------                      -----------   -----------   -----------
REVENUE
   Rental                                    $ 8,009,772   $ 8,255,857   $ 8,561,605
   Home sale income                            1,981,493     1,980,043     1,780,751
   Other                                         439,461       477,294       455,352
                                             -----------   -----------   -----------
                                              10,430,726    10,713,194    10,797,708
                                             -----------   -----------   -----------
OPERATING EXPENSES
   Administrative                              2,070,613     1,925,496     1,874,648
   Property taxes                                964,275       958,023       950,624
   Utilities                                     537,220       513,806       542,070
   Property operations                         1,258,566     1,153,281     1,150,933
   Depreciation                                  867,610       854,893       831,646
   Interest                                    2,715,486     2,738,379     2,768,270
   Home sale expense                           1,910,667     1,761,153     1,675,801
                                             -----------   -----------   -----------
                                              10,324,437     9,905,031     9,793,992
                                             -----------   -----------   -----------
NET INCOME                                   $   106,289   $   808,163   $ 1,003,716
                                             ===========   ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
  Class A                                    $     (9.45)  $      9.43   $     14.95
  Class B                                    $     28.27   $     46.64   $     51.24

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT
   Class A                                   $     12.00   $     12.00   $     12.00
   Class B                                   $     12.00   $     12.00   $     12.00

NUMBER OF LIMITED PARTNERSHIP
   Units Outstanding
      Class A                                     20,230        20,230        20,230
      Class B                                      9,770         9,770         9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER      $    21,258   $   161,633   $   200,743

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER   $   716,375   $   689,375   $   678,000
                                             ===========   ===========   ===========

                                  See accompanying notes to financial statements

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                     YEARS ENDED DECEMBER 31,2004, 2003 AND 2002

                                                                             TOTAL
                                                 Class A       Class B      PARTNERS'
                                   General       Limited       Limited       EQUITY
                                   Partner      Partners      Partners      (DEFICIT)
                                 -----------   -----------   ----------   ------------
BALANCE, January 1, 2002         $(3,183,994)  $(9,480,901)  $  560,794   $(12,104,101)
Distributions to partners           (678,000)     (242,760)    (117,240)    (1,038,000)
Net income for the year              200,743       302,343      500,630      1,003,716
                                 -----------   -----------   ----------   ------------
BALANCE, December 31, 2002        (3,661,251)   (9,421,318)     944,184    (12,138,385)
Distributions to partners           (689,375)     (242,760)    (117,240)    (1,049,375)
Net income for the year              161,633       190,844      455,686        808,163
                                 -----------   -----------   ----------   ------------
BALANCE, December 31, 2003        (4,188,993)   (9,473,234)   1,282,630    (12,379,597)
Distributions to partners           (716,375)     (242,760)    (117,240)    (1,076,375)
Net income (loss) for the year        21,258      (191,136)     276,167        106,289
                                 -----------   -----------   ----------   ------------
BALANCE, December 31, 2004       $(4,884,110)  $(9,907,130)  $1,441,557   $(13,349,683)
                                 ===========   ===========   ==========   ============

                                  See accompanying notes to financial statements

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                         2004          2003          2002
-----------------------                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                               $   106,289   $   808,163   $ 1,003,716
   Adjustments to reconcile net
      income to net cash provided by
      operating activities
      Depreciation                              867,610       854,893       831,646
      Amortization                               86,000        86,000        86,000
      Increase in homes and
         improvements                           (27,070)     (160,028)      (26,586)
      Decrease (increase) in other
         assets                                 506,941      (530,662)      104,594
      Increase (decrease) in accounts
         payable                                 27,448        29,209       (39,547)
      (Decrease) increase in other
         liabilities                           (177,481)      112,165        18,853
                                            -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     1,389,737     1,199,740     1,978,676
                                            -----------   -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment          (355,290)     (175,253)     (827,474)
                                            -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                 (1,076,375)   (1,049,375)   (1,038,000)
   Repayment of note payable                   (385,925)     (363,141)     (333,747)
   Net (payments) proceeds under line
      of credit                                (195,000)       39,245       (75,000)
   Proceeds from note payable - affiliate       565,190            --            --
                                            -----------   -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES        (1,092,110)   (1,373,271)   (1,446,747)
                                            -----------   -----------   -----------
NET DECREASE IN CASH                            (57,663)     (348,784)     (295,545)

CASH, at beginning of year                      258,423       607,207       902,752
                                            -----------   -----------   -----------
CASH, at end of year                        $   200,760   $   258,423   $   607,207
                                            ===========   ===========   ===========

                                  See accompanying notes to financial statements

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

                              The general partner of the Partnership is P.I.
                              Associates Limited Partnership Taxable investors acquired 20,230 Class A units, and 9,770 Class B units were acquired by tax exempt investors.
                              Depreciation is allocated only to holders of Class
                              A units and to the general partner:

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

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              The carrying amounts of the Partnership's financial instruments, which consist of cash, the line-of-credit and notes payable, approximate their fair values.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                              PROPERTY AND EQUIPMENT

                              Property and equipment are stated at cost
                              Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

                              Accumulated depreciation for tax purposes was $17,222,420 and $16,069,009 as of December 31,
                              2004 and 2003, respectively.

                              Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.
                              When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been requited through December 31,2004.

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

2. NOTE PAYABLE               In 1997, the Partnership entered into a
                              $33,500,000 note payable agreement. The borrowings
                              are secured by mortgages on the Partnership's
                              properties and the assignment of all current and
                              future leases and rents. The note is payable in
                              monthly installments of $251,439, including
                              interest, through March 2027. The interest rate is
                              8.24% per annum through June 2007; thereafter, the
                              interest rate will be adjusted based on the
                              provisions of the note agreement. The loan may be
                              prepaid without penalty beginning in January 2007.
                              There are certain requirements contained in the
                              note payable agreement. The Partnership was in
                              compliance with these requirements at December 31,
                              2004. The proceeds of the note were used primarily
                              to return to the limited partners their original
                              $30,000,000 capital contribution, to pay certain
                              amounts to the general partner as described in
                              Note 6, and to pay related financing costs.

                              Future maturities on the note payable for the next five years are as follows: 2005 - $412,000; 2006 -
                              $450,000; 2007 - $487,000; 2008 - $522,000; and
                              2009 - $575,000.

3. OTHER ASSETS               At December 31, 2004 and 2003, "Other Assets"
                              included cash of approximately $362,000 and
                              $816,000, respectively, in an escrow account for
                              property taxes, capital improvements, and debt
                              service payments, as required by the Partnership's
                              note payable agreement, which is restricted from
                              operating use.

4. NOTE PAYABLE - AFFILIATE   The Partnership has an unsecured $1,000,000
                              revolving line-of-credit with an affiliated entity
                              that expires on September 2006. Interest on
                              outstanding balances is charged at the prime rate
                              less 1/2% (4.75% at December 31, 2004). The
                              balance outstanding under this agreement was
                              $565,190 at December 31, 2004.

5. LINE-OF-CREDIT             The Partnership currently has an unsecured $
                              1,000,000 revolving line-of-credit agreement with
                              a bank that expires in October 2005. Interest on
                              outstanding balances is charged at 1.80% in excess
                              of LIBOR; the Partnership's interest rate at
                              December 31, 2004 was 4.21%. The balance
                              outstanding under this agreement was $40,000 at
                              December 31, 2004.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

6. OTHER LIABILITIES          Other liabilities consisted of:

                              December 31,          2004       2003
                              ------------        --------   --------
                              Tenants' security   $512,967   $561,196
                                 deposits
                              Accrued interest     149,922    151,777
                              Other                 45,163    172,560
                                                  --------   --------
                              TOTAL               $708,052   $885,533
                                                  ========   ========

7. RELATED PATTY              MANAGEMENT AGREEMENT
   TRANSACTIONS
                              The Partnership has an agreement with an affiliate
                              of the general partner to manage the properties
                              owned by the Partnership. The management agreement
                              is automatically renewable annually, but may be
                              terminated by either party upon sixty days written
                              notice. The property management fee is the lesser
                              of 5% of annual gross receipts from the properties
                              managed, or the amount which would be payable to
                              an unaffiliated third party for comparable
                              services.

                              FEES AND EXPENSES

                              During the years ended December 31, 2004, 2003 and
                              2002 the affiliate earned property management fees of $421,356, $435,846, and $449,867, respectively, as permitted in the Agreement of Limited
                              Partnership. These fees are included with "Administrative" expenses in the respective statements of income. The Partnership was owed
                              $5,244 and $23,754 by the affiliate at December
                              31, 2004 and 2003, respectively.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                              Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed
                              $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties;
                              such amounts are not determinable at this time.
                              Therefore, no liability related to this remaining contingency has been recorded at December 31, 2004.

8. RECONCILIATION OF          Year Ended December 31,          2004        2003        2002
   FINANCIAL STATEMENT        -----------------------       ---------   ---------   ----------
   INCOME AND TAXABLE
   INCOME                     Income per the financial
                                 statements                 $ 106,289   $ 808,163   $1,003,716

                              Adjustments to depreciation
                                 for difference in
                                 methods                     (285,800)   (507,707)    (165,022)

                              Adjustments for prepaid
                                 rent, meals and
                                 entertainment                 (9,426)     10,834       10,887
                                                            ---------   ---------   ----------
                              Income (Loss) Per the
                                 Partnership's Tax Return   $(188,937)  $ 311,290   $  849,581
                                                            =========   =========   ==========

9. PARTNERS' CAPITAL          Subject to the orders of priority under certain
                              specified conditions more fully described in the
                              Agreement of Limited Partnership (as amended on
                              February 6, 1997), distributions of partnership
                              funds and allocations of net income from
                              operations are principally determined as follows:

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                              DISTRIBUTIONS

                              The general partner receives a quarterly
                              Partnership Management Distribution equal to 25% of the appraised value of the properties of the Partnership (equal to $634,000 annually based on current 2004 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management
                              Interest and 80% to the limited partners.


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

10. SUPPLEMENTAL CASH         Cash paid for interest totaled approximately
    FLOW INFORMATION          $2,631,000, $2,654,000, and $2,684,000, in
                              2004, 2003 and 2002, respectively.

11. INTERIM RESULTS           The following summary represents the unaudited
    (UNAUDITED)               results of operations of the Partnership,
                              expressed in thousands except per unit amounts,
                              for the periods from January 1, 2003 through
                              December 31, 2004:

                                                             Three Months Ended
                              -------------------------------------------------------------------------------
                              2004                        March 31,   June 30,   September 30,   December 31,
                              ----                        ---------   --------   -------------   ------------
                              REVENUES                      $2,358     $2,917       $2,512          $2,644
                                                            ======     ======       ======          ======
                              NET INCOME (LOSS)             $   36     $  106       $  (46)         $   10
                                                            ======     ======       ======          ======
                              INCOME (LOSS) PER LIMITED
                                 PARTNERSHIP UNIT
                                    Class A                 $   (2)    $    0       $   (4)         $   (3)
                                    Class B                 $    7     $    9       $    5          $    7
                                                            ======     ======       ======          ======

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                                             Three Months Ended
                              -------------------------------------------------------------------------------
                              2003                        March 31,   June 30,   September 30,   December 31,
                              ----                        ---------   --------   -------------   ------------
                              REVENUES                      $2,515     $2,848        $2,561         $2,789
                                                            ======     ======        ======         ======
                              NET INCOME                    $  304     $  268        $  152         $   84
                                                            ======     ======        ======         ======
                              INCOME (LOSS) PER LIMITED
                                 PARTNERSHIP UNIT
                                    Class A                 $    5     $    4        $    1         $   (1)
                                    Class B                 $   14     $   13        $   11         $    9
                                                            ======     ======        ======         ======

12. CONTINGENCIES             On February 11, 2004, the City of Novi, Michigan
                              filed a lawsuit against the Partnership to compel
                              the community Old Dutch Farms to connect to the
                              City of Novi sanitary sewer system The Partnership
                              has reached a settlement agreement with the City
                              of Novi and will pay a tap fee of approximately
                              $730,000 based on estimated water use by the
                              residents, subject to adjustments after a
                              three-year monitoring period based on actual meter
                              reading water usage. The cost of connection and
                              removal of the current sanitary sewer system is
                              estimated to be approximately $200,000. The
                              Partnership anticipates these costs will be
                              incurred during 2005.

                              In connection with the settlement agreement, the Partnership has obtained an unsecured $ 750,000 note payable to a bank requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% and is due on December 2009. There was no outstanding balance under this agreement at December 31, 2004.

13. SUBSEQUENT EVENT          On March 4, 2005, a group of current residents
                              filed a class action lawsuit in the Circuit Court
                              of Oakland County against the Partnership and the
                              general partner of the Partnership claiming that
                              the Old Dutch Farms community did not honor its
                              obligations with respect to operating various
                              aspects of the community. The complaint requests
                              damages, costs and injunctive relief Counsel for
                              the Partnership is presently reviewing and
                              preparing an answer to the complaint on behalf of
                              the Partnership. While the discovery process has
                              not yet begun, the Partnership intends to
                              vigorously defend against this claim. The amount
                              of potential liability, if any, is indeterminable
                              at this time.

                                                            Uniprop Manufactured
                                                 Housing Communities Income Fund
                                                (a Michigan limited partnership)

                         Schedule III - Real Estate and Accumulated Depreciation
                                                                December 31,2004

        Column A            Column B             Column C                  Column D
-----------------------   -----------   --------------------------   --------------------
                                                                       Costs Capitalized
                                                                         Subsequent to
                                               Initial Cost               Acquisition
                                        --------------------------   --------------------
                                                     Buildings and          Buildings and
Description               Encumbrance      Land       Improvements   Land    Improvements
-----------------------   -----------   ----------   -------------   ----   -------------
Aztec Estates
   (Margate, FL)          $11,801,408   $2,199,868    $ 8,799,475     $--     $1,842,890
Kings Manor
   (Ft. Lauderdale, FL)     5,954,941      847,923      3,391,694                482,575

Park of the Four
   Seasons (Blaine, MN)     8,095,571    1,508,121      6,032,483              1,011,882

Old Dutch Farms
   (Novl, MI)               5,338,599      724,088      2,896,348              1,306,012
                          -----------   ----------    -----------     ---     ----------
                          $31,190,519   $5,280,000    $21,120,000     $--     $4,643,359
                          ===========   ==========    ===========     ===     ==========

        Column A                          Column E                     Column F     Column G       Column H
-----------------------   ----------------------------------------   ------------   --------   ---------------
                                    Gross Amount at Which                                       Life on Which
                                 Carried at Close of Period                                    Depreciation in
                          ----------------------------------------                              Latest Income
                                       Buildings and                  Accumulated     Date       Statement is
Description                  Land       Improvements      Total      Depreciation   Acquired       Computed
-----------------------   ----------   -------------   -----------   ------------   --------   ---------------
Aztec Estates
   (Margate, FL)          $2,199,868    $10,642,365    $12,842,233    $ 5,858,799     1986         30 years
Kings Manor
   (Ft. Lauderdale, FL)      847,923      3,874,269      4,722,192      2,302,137     1986         30 years

Park of the Four
   Seasons (Blaine, MN)    1,508,121      7,044,365      8,552,486      4,069,956     1986         30 years

Old Dutch Farms
   (Novl, MI)                724,088      4,202,360      4,926,448      2,302,506     1986         30 years
                          ----------    -----------    -----------    -----------
                          $5,280,000    $25,763,359    $31,043,359    $14,533,398
                          ==========    ===========    ===========    ===========

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2004

1. RECONCILIATION OF BUILDINGS   The following table reconciles buildings and
   AND IMPIOVEMENTS              improvements from January 1, 2002 to December
                                 31, 2004:
                                                                  2004          2003          2002
                                                              -----------   -----------   -----------
                                 BALANCE, at January 1        $25,419,430   $25,249,181   $24,444,204
                                 Additions to buildings and
                                    improvements                  343,929       170,249       804,977
                                                              -----------   -----------   -----------
                                 BALANCE, at December 31      $25,763,359   $25,419,430   $25,249,181
                                                              ===========   ===========   ===========

                                 There were no additions to land during this three-year period.

2. RECONCILIATION OF             The following table reconciles the accumulated
   ACCUMULATED DEPRECIATION      depreciation from January 1, 2002 to December
                                 31, 2004:

                                                                  2004          2003          2002
                                                              -----------   -----------   -----------
                                 BALANCE, at January 1        $13,681,094   $12,846,019   $12,042,940
                                 Current  year depreciation
                                    expense                       852,304       835,075       803,079
                                                              -----------   -----------   -----------
                                 BALANCE, at December 31      $14,533,398   $13,681,094   $12,846,019
                                                              ===========   ===========   ===========

3. TAX BASIS OF BUILDINGS AND    The aggregate cost of buildings and
   IMPROVEMENTS                  improvements for federal income tax purposes is
                                 equal to the cost basis used for financial
                                 statements purposes.

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

                                        Uniprop Manufactured Housing Communities
                                           Income Fund, a Michigan Limited
                                           Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            General Partner

                                            BY: GP P.I. Associates Corp.,
                                                General Partner


                                            BY: /s/ Paul M. Zlotoff
                                                --------------------------------
Dated: March 18, 2005                           Paul M. Zlotoff, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joel Schwartz                   By: /s/ Paul M. Zlotoff
    ---------------------------------       ------------------------------------
    Joel Schwartz                           Paul M. Zlotoff
    (Principal Financial Officer)           (Principal Executive Officer,
                                            President & Director of
                                            GP P.I. Associates Corp.)


By: /s/ Susann E. Szepytowski
    ---------------------------------
    Susann E. Szepytowski
    (Chief Accounting Officer)

Dated: March 18, 2005

                                   EXHIBIT 28

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                            2005 PROPERTY APPRAISALS

Cushman & Wakefield recently completed market value appraisals of UMHCIF's four properties as of March 2005. The table below sets forth certain appraisal information for each property, as well as relevant comparisons:

                             MARCH 05      MARCH 04    VARIANCE
PROPERTY                    APPRAISALS    APPRAISALS     IN %
--------                   -----------   -----------   --------
Aztec Estates, FL          $22,400,000   $19,900,000     12.6%
Kings Manor, FL             15,850,000    13,850,000     14.4%
Old Dutch Farms, MI          7,250,000     7,250,000    (25.6%)
Park of Four Seasons, MN    19,100,000    19,100,000     (4.0%)
                           -----------   -----------    -----
GRAND TOTAL:               $64,600,000   $63,400,000      1.9%

                     2005 ESTIMATED NET ASSET VALUE OF UNITS

Based on the March 2005 appraisal of the Partnership's properties, the General Partner has calculated the estimated net asset value of each unit, based on the following assumptions:

-    Sale of all the Properties in March 2005 for their appraised value.

-    Costs and selling expenses are 3.0% of the sale price.

-    Amount payable to creditors other than the mortgage debt, is negligible.

-    Tax consequences of a sale are not taken into consideration.

Calculations:

March 2005 appraised value of the properties:           $64,600,000
                                                        -----------

Minus: Costs and selling expenses (3.0%):                 1,938,000
       Mortgage Debt:                                    31,190,519
       Sellers' Contingent Purchase Price:                1,970,000 *
                                                        -----------

Net Sale Proceeds:                                      $29,501,481
                                                        ===========

Limited Partners' Share of Net Sales Proceeds (80.0%)   $23,601,185
Number of Units:                                             30,000

ESTIMATED CURRENT NET ASSET VALUE PER UNIT:             $    786.71
                                                        ===========

* Reflects the $1,500,000 partial payment of Contingent Purchase Price which was paid on May 15, 1997 out of operating cash reserves.

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

  3(d)    First Amendment to Agreement         Incorporated by reference to
          of Limited Partnership               Form 10-K for the fiscal year
                                               ended December 31, 1996.

  3(e)    Second Amendment to                  Incorporated by reference to
          Agreement of Limited                 Form 10-K for the fiscal year
          Partnership                          ended December 31, 1996.

  4       Form of Certificate of Limited       Incorporated by reference to Form
          Partnership Interest in the          10-K for fiscal year ended
          Partnership (originally filed with   December 1997.
          Form 10-K for the fiscal year
          ended December 31, 1986).

 10(a)    Form of Management                   Incorporated by reference to
          Agreement between the                The Registration Statement.
          Partnership and Uniprop AM, LLC

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

 10(f)    Refinancing loan Agreement           Filed herewith
          between the Partnership and
          Nomura Asset Capital
          Corporation March 24, 1997

 10(g)    Line of Credit Loan                  Filed herewith
          Agreement between the
          Partnership and National City
          Bank of Michigan/Illinois
          August 24, 1994

 10(h)    Line of Credit Loan between          Filed herewith
          the Partnership and Uniprop
          Homes Financial, LLC
          August 8, 2004

  31.1    Certificate of Principal             Filed herewith.
          Executive Officer pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002

  31.2    Certificate of Principal             Filed herewith.
          Financial Officer pursuant to
          Section 302 of the Sarbanes-
          Oxley Act of 2002

 *32.1    Certification Pursuant to            Filed herewith.
          Section 906 of the Sarbanes
          -Oxley Act of 2002

 *32.2    Certification Pursuant to            Filed herewith.
          Section 906 of the Sarbanes-
          Oxley Act of 2002

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.