Form 10-K/A
period 2004-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2005-05-05
CIK 769856

`
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

      The table below contains certain information concerning the Partnership's four properties.

  PROPERTY NAME          YEAR                NUMBER OF
   AND LOCATION      CONSTRUCTED   ACREAGE     SITES
------------------   -----------   --------  ---------
Aztec Estates
Sundial Circle
Margate, FL             1970          100       645

Kings Manor
State Road 84
& Flamingo Road
Ft. Lauderdale, FL      1972           45       314

Old Dutch Farms
Napier Road
Novi, MI                1972           47       293

Park of the Four
  Seasons
113th Ave, N.E.
Blaine, MN              1972          107       572

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

                        Distribution  per        Distribution to
                     Limited Partnership Unit   General Partners
                     ------------------------   ----------------
Quarter Ended

March 31, 2004                $  3.00              $  181,000
June 30, 2004                 $  3.00              $  181,000
September 30, 2004            $  3.00              $  181,000
December 31, 2004             $  3.00              $  181,000
March 31, 2003                $  3.00              $  173,375
June 30, 2003                 $  3.00              $  173,375
September 30, 2003            $  3.00              $  173,375
December 31, 2003             $  3.00              $  173,375

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000:

                    FISCAL YEAR    FISCAL YEAR   FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                       ENDED          ENDED         ENDED         ENDED         ENDED
                      DECEMBER      DECEMBER      DECEMBER      DECEMBER      DECEMBER
                      31, 2004      31, 2003      31, 2002      31, 2001      31, 2000
                    ------------   -----------   -----------   -----------   -----------
Total Assets        $ 19,330,739   $20,466,593   $20,890,327   $21,354,052   $21,694,688
                    ============   ===========   ===========   ===========   ===========

Note Payable        $ 31,190,519   $31,576,444   $31,939,585   $32,273,332   $32,580,418
                    ============   ===========   ===========   ===========   ===========

Revenue             $ 10,430,726   $10,713,194   $10,797,708   $10,059,885   $10,003,551

Expenses             (10,324,437)   (9,905,031)   (9,793,992)   (9,138,331)   (8,863,417)
                    ------------   -----------   -----------   -----------   -----------
Net Income          $    106,289   $   808,163   $ 1,003,716   $   921,554   $ 1,140,134
                    ============   ===========   ===========   ===========   ===========

Distributions to
Limited Partners,
per Unit            $      12.00   $     12.00   $     12.00   $     11.75   $     10.75

Income (loss)
 per Unit:                         $         9   $        15   $        13   $        18
Class A            ($          9)
Class B                            $        47   $        51   $        49   $        55
                    $         28

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

      b. Revenue

      The manufactured housing industry in general has experienced declining retail home sales due to restrictive financing. In addition, the U.S. economy has experienced sluggish growth during 2004 and high unemployment . These adverse conditions caused the Partnership to experience a decline in occupancy levels resulting in gross revenue decreasing by $282,468 from 2003 to 2004.

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

      The following table outlines our contractual obligations (in thousands) as of December 31, 2004.

                            Total       Yr1     2-3 Yrs   4-5 Yrs   Over 5 Yrs
                           --------   -------   -------   -------   ----------
Line-of-credit             $     40   $    40
Note payable - affiliate   $    565   $   565
Mortgages payable          $ 31,191   $   412   $   937   $ 1,097   $   28,745
                           --------   -------   -------   -------   ----------
Total                      $ 31,796   $ 1,017   $   937   $ 1,097   $   28,745
                           --------   -------   -------   -------   ----------

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

                  TOTAL
                  SITES        OCCUPIED SITES          OCCUPANCY RATE          AVERAGE RENT
                  ------   -----------------------   ------------------   ---------------------
                            2004    2003     2002    2004   2003   2002    2004    2003    2002
                           -----   ------   ------   ----   ----   ----   -----   -----   -----
Aztec Estates       645      482      498      552    75%    78%    86%   $ 517   $ 505   $ 493

Kings Manor         314      295      303      305    94     97     97      514     495     479

Old Dutch Farms     293      201      252      254    69     86     87      450     448     440

Park 4 Seasons      572      455      525      555    80     92     97      434     423     405
                  -----    -----    -----    -----    --     --     --    -----   -----   -----
       Overall    1,824    1,433    1,578    1,666    78%    88%    91%   $ 479   $ 468   $ 455

      The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2004, 2003 and 2002.

                                                                               NET OPERATING INCOME
                                        GROSS REVENUE                             AND NET INCOME
                           ---------------------------------------   ----------------------------------------
                               2004          2003          2002          2004           2003         2002
                           -----------   -----------   -----------   ------------   -----------   -----------
Aztec Estates              $ 4,431,458   $ 3,922,469   $ 4,220,557   $  1,459,081   $ 1,419,806   $ 1,576,265
Kings Manor                  2,188,251     2,265,236     2,208,754      1,081,113     1,167,936     1,136,743
Old Dutch Farms              1,229,045     1,431,640     1,541,086        502,302       750,094       764,565
Park of the Four Seasons     2,573,639     3,086,083     2,810,588      1,428,857     1,608,843     1,692,116
                           -----------   -----------   -----------   ------------   -----------   -----------
                           $ 10422,393   $10,705,428   $10,780,985   $  4,471,353   $ 4,946,679   $ 5,169,689
Partnership
 Management                $     8,333   $     7,766   $    16,723       (293,844)     (250,785)     (220,418)

Other
Expenses                                                                 (488,124)     (294,459)     (345,639)

Debt Service                                                           (2,715,486)   (2,738,379)   (2,768,270)

Depreciation

                                                                         (867,610)     (854,893)     (831,646)
                                                                     ------------   -----------   -----------

TOTAL:                     $10,430,726   $10,713,194   $10,797,708   $    106,289   $   808,163   $ 1,003,716

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

      The following individuals are the directors and officers of P.I. Associates Corp.:

   Name and Age            Position Held
--------------------   -----------------------
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

Joel Schwartz CPA, 43, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for

Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to 1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

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

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                           2004       2003
                         --------   --------
(1) Audit Fees           $ 22,200   $ 19,000
(2) Audit-Related Fees   $      0   $      0
(3) Tax Fees             $ 12,500   $ 12,100
(4) All Other Fees       $      0   $      0
(5) Total                $ 34,700   $ 31,100

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein

                                                        /s/ BDO SEIDMAN, LLP
                                                        ------------------------
                                                        BDO SEIDMAN, LLP

Troy, Michigan
February 8, 2005, except for Note 13 which is as of Match 4, 2005

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

           December 31                      2004             2003
------------------------------------    ------------     ------------
ASSETS

PROPERTY AND EQUIPMENT
  Buildings and improvements            $ 25,763,359     $ 25,419,430
  Land                                     5,280,000        5,280,000
  Furniture and equipment                    229,879          218,518
                                        ------------     ------------

                                          31,273,238       30,917,948
  Less accumulated depreciation           14,734,193       13,866,583
                                        ------------     ------------

NET PROPERTY AND EQUIPMENT                16,539,045       17,051,365

Cash                                         200,760          258,423
Cash - security deposit escrow               305,158          305,158
Manufactured homes and improvements        1,339,857        1,312,787
Unamortized financing costs                  194,548          280,548
Other assets                                 751,371        1,258,312
                                        ------------     ------------

                                        $ 19,330,739     $ 20,466,593
                                        ============     ============
LIABILITIES AND PARTNERS' DEFICIT

Note payable                            $ 31,190,519     $ 31,576,444
Note payable-affiliate                       565,190                -
Line-of-credit                                40,000          235,000
Accounts payable                             176,661          149,213
Other liabilities                            708,052          885,533
                                        ------------     ------------

TOTAL LIABILITIES                         32,680,422       32,846,190
                                        ------------     ------------
PARTNERS' EQUITY (DEFICIT)
  Class A limited partners                (9,907,130)      (9,473,234)
  Class B limited partners                 1,441,557        1,282,630
  General partner                         (4,884,110)      (4,188,993)
                                        ------------     ------------

TOTAL PARTNERS' DEFICIT                  (13,349,683)     (12,379,597)
                                        ------------     ------------

                                        $ 19,330,739     $ 20,466,593
                                        ============     ============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                            STATEMENTS OF INCOME

         Year Ended December 31,                  2004          2003          2002
------------------------------------------    -----------   -----------   -----------
REVENUE
  Rental                                      $ 8,009,772   $ 8,255,857   $ 8,561,605
  Home sale income                              1,981,493     1,980,043     1,780,751
  Other                                           439,461       477,294       455,352
                                              -----------   -----------   -----------

                                               10,430,726    10,713,194    10,797,708
                                              -----------   -----------   -----------

OPERATING EXPENSES
  Administrative                                2,070,613     1,925,496     1,874,648
  Property taxes                                  964,275       958,023       950,624
  Utilities                                       537,220       513,806       542,070
  Property operations                           1,258,566     1,153,281     1,150,933
  Depreciation                                    867,610       854,893       831,646
  Interest                                      2,715,486     2,738,379     2,768,270
  Home sale expense                             1,910,667     1,761,153     1,675,801
                                              -----------   -----------   -----------

                                               10,324,437     9,905,031     9,793,992
                                              -----------   -----------   -----------

NET INCOME                                    $   106,289   $   808,163   $ 1,003,716
                                              ===========   ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
    Class A                                   $     (9.45)  $      9.43   $     14.95
    Class B                                   $     28.27   $     46.64   $     51.24

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT
    Class A                                   $     12.00   $     12.00   $     12.00
    Class B                                   $     12.00   $     12.00   $     12.00

NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING
    Class A                                        20,230        20,230        20,230
    Class B                                         9,770         9,770         9,770

NET INCOME ALLOCABLE TO GENERAL PARTNER       $    21,258   $   161,633   $   200,743

DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER    $   716,375   $   689,375   $   678,000
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNER'S EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                        TOTAL
                                                       Class A         Class B        PARTNERS'
                                       General         Limited         Limited         EQUITY
                                       Partner        Partners        Partners        (DEFICIT)
                                    ------------    ------------    ------------    ------------
BALANCE, January 1, 2002            $ (3,183,994)   $ (9,480,901)   $    560,794    $(12,104,101)

Distributions to partners               (678,000)       (242,760)       (117,240)     (1,038,000)

Net income for the year                  200,743         302,343         500,630       1,003,716
                                    ------------    ------------    ------------    ------------

BALANCE, December 31, 2002            (3,661,251)     (9,421,318)        944,184     (12,138,385)

Distributions to partners               (689,375)       (242,760)       (117,240)     (1,049,375)

Net income for the year                  161,633         190,844         455,686         808,163
                                    ------------    ------------    ------------    ------------

BALANCE, December 31, 2003            (4,188,993)     (9,473,234)      1,282,630     (12,379,597)

Distributions to partners               (716,375)       (242,760)       (117,240)     (1,076,375)

Net income (loss) for the year            21,258        (191,136)        276,167         106,289
                                    ------------    ------------    ------------    ------------

BALANCE, December 31, 2004          $ (4,884,110)   $ (9,907,130)   $  1,441,557    $(13,349,683)
                                    ============    ============    ============    ============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

            Year Ended December 31,                   2004           2003           2002
-----------------------------------------------   ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $    106,289   $    808,163   $ 1,003,716
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                    867,610        854,893       831,646
       Amortization                                     86,000         86,000        86,000
       Increase in homes and improvements              (27,070)      (160,028)      (26,586)
       Decrease (increase) in other assets             506,941       (530,662)      104,594
       Increase (decrease) in accounts payable          27,448         29,209       (39,547)
       (Decrease) increase in other liabilities       (177,481)       112,165        18,853
                                                  ------------   ------------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            1,389,737      1,199,740     1,978,676
                                                  ------------   ------------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                  (355,290)      (175,253)     (827,474)
                                                  ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                         (1,076,375)    (1,049,375)   (1,038,000)
  Repayment of note payable                           (385,925)      (363,141)     (333,747)
  Net (payments) proceeds under line of credit        (195,000)        39,245       (75,000)
  Proceeds from note payable - affiliate               565,190              -             -
                                                  ------------   ------------   -----------

NET CASH USED IN FINANCING ACTIVITIES               (1,092,110)    (1,373,271)   (1,446,747)
                                                  ------------   ------------   -----------

NET DECREASE IN CASH                                   (57,663)      (348,784)     (295,545)

CASH, at beginning of year                             258,423        607,207      902, 752
                                                  ------------   ------------   -----------

CASH, at end of year                              $    200,760   $    258,423   $   607,207
                                                  ============   ============   ===========

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

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment loss recognition has been required through December 31, 2004.

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

Future maturities on the note payable for the next five years are as follows:
2005 - $412,000; 2006 - $450,000; 2007 - $487,000; 2008 -$522,000; and 2009 -
$575,000.

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

5.   LINE-OF-CREDIT

The Partnership currently has an unsecured $1,000,000 revolving line-of-credit agreement with a bank that expires in October 2005. Interest on outstanding balances is charged at 1.80% in excess of LIBOR; the Partnership's interest rate at December 31, 2004 was 4.21%. The balance outstanding under this agreement was $40,000 at December 31,2004.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

6.   OTHER LIABILITIES

Other liabilities consisted of:

       December 31,             2004        2003
--------------------------   ---------   ---------
Tenants' security deposits   $ 512,967   $ 561,196
Accrued interest               149,922     151,777
Other                           45,163     172,560
                             ---------   ---------

TOTAL                        $ 708,052   $ 885,533
                             =========   =========

7.   RELATED PARTY TRANSACTIONS

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

CONTINGENT PURCHASE PRICE

The general partner of PI. Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other distribution of one or more of the properties, but only after the receipt by the limited partners of any shortfall in their 9% cumulative preferred return, plus the return of their adjusted capital contribution.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2004.

8.   RECONCILIATION OF FINANCIAL STATEMENT INCOME AND TAXABLE INCOME

   Year Ended December 31,          2004          2003          2002
-----------------------------   -----------   -----------   -----------
Income per the financial
  statements                    $   106,289   $   808,163   $ 1,003,716

Adjustments to depreciation
  for difference in methods        (285,800)     (507,707)     (165,022)

Adjustments for prepaid
  rent, meals and entertainment      (9,426)       10,834        10,887
                                -----------   -----------   -----------

Income (Loss) Per the
  Partnership's Tax Return      $  (188,937)  $   311,290   $   849,581
                                ===========   ===========   ===========

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

10. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled approximately $2,631,000, $2,654,000, and $2,684,000, in 2004, 2003 and 2002, respectively.

11. INTERIM RESULTS (UNAUDITED)

The following summary represents the unaudited results of operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2003 through December 31, 2004:

                                              Three Months Ended
                                ----------------------------------------------------
          2004                  March 31,    June 30,   September 30,   December 31,
-------------------------       ---------    --------   -------------   ------------
REVENUES                        $   2,358    $  2,917      $  2,512       $   2,644
                                =========    ========      ========       =========

NET INCOME (LOSS)               $      36    $    106      $    (46)      $      10
                                =========    ========      ========       =========
INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT
    Class A                     $      (2)   $      0      $     (4)      $      (3)
    Class B                     $       7    $      9      $      5       $       7
                                =========    ========      ========       =========

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                               Three Months Ended
                              -----------------------------------------------------
           2003               March 31,    June 30,    September 30,   December 31,
--------------------------    ---------    --------    -------------   ------------
REVENUES                       $ 2,515     $  2,848      $  2,561       $   2,789
                               =======     ========      ========       =========

NET INCOME                     $   304     $    268      $    152       $      84
                               =======     ========      ========       =========
INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT
    Class A                    $     5     $      4      $      1        $     (1)
    Class B                    $    14     $     13      $     11        $      9
                               =======     ========      ========       =========

12.  CONTINGENCIES

On February 11, 2004, the City of Novi, Michigan filed a lawsuit against the Partnership to compel the community Old Dutch Farms to connect to the City of Novi sanitary sewer system. The Partnership has reached a settlement agreement with the City of Novi and will pay a tap fee of approximately $730,000 based on estimated water use by the residents, subject to adjustments after a three-year monitoring period based on actual meter reading water usage. The cost of connection and removal of the current sanitary sewer system is estimated to be approximately $200,000. The Partnership anticipates these costs will be inclined during 2005.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2004

     Column A          Column B            Column C               Column D                      Column E
-------------------  ------------  -------------------------  ------------------  --------------------------------------
                                                                       Costs
                                                                    Capitalized
                                                                   Subsequent to      Gross Amount at Which Carried
                                         Initial Cost               Acquisition           at close of period
                                   -------------------------  ------------------  --------------------------------------
                                               Buildings and       Buildings and              Buildings and
    Description       Encumbrance    Land      Improvements   Land Improvements      Land      Improvements     Total
-------------------  ------------  ----------- -------------  ---- -------------  ----------- -------------  -----------
Aztec Estates
   (Margate, FL)     $ 11,801,408  $ 2,199,868  $ 8,799,475   $     $ 1,842,890   $ 2,199,868  $ 10,642,365  $12,842,233

 Kings Manor
   (Ft. Lauderdale,
    FL)                 5,954,941      847,923    3,391,694             482,575       847,923     3,874,269    4,722,192

 Park of the Four
   Seasons              8,095,571    1,508,121    6,032,483           1,011,882     1,508,121     7,044,365    8,552,486
    (Blaine, MN)

 Old Dutch Farms        5,338,599      724,088    2,896,348           1,306,012       724,088     4,202,360    4,926,448
   (Novi, MI)        ------------  -----------  -----------   ---- ------------   -----------  ------------  -----------

                     $ 31,190,519  $ 5,280,000  $21,120,000   $     $ 4,643,359   $ 5,280,000  $ 25,763,359  $31,043,359
                     ============  ===========  ===========   ====  ===========   ===========  ============  ===========

     Column A            Column F      Column G       Column H
-------------------    ------------    --------    ---------------
                                                    Life on Which
                                                   Depreciation in
                                                    Latest Income
                       Accumulated       Date       Statement is
    Description        Depreciation    Acquired       Computed
-------------------    ------------    --------    ---------------
Aztec Estates
   (Margate, FL)       $  5,858,799      1986         30 years

 Kings Manor
   (Ft. Lauderdale,
    FL)                   2,302,137      1986         30 years

 Park of the Four
   Seasons                4,069,956      1986         30 years

    (Blaine, MN)

 Old Dutch Farms          2,302,506      1986         30 years
   (Novi, MI)          ------------
                       $ 14,533,398
                       ============

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2004

1. RECONCILIATION OF BUILDINGS AND IMPROVEMENT.

The following table reconciles buildings and improvements from January 1, 2002 to December 31,2004:

                              2004             2003            2002
                          ------------     ------------    ------------
BALANCE, at January 1     $ 25,419,430     $ 25,249,181    $ 24,444,204

Additions to buildings
and improvements               343,929          170,249         804,977
                          ------------     ------------    ------------
BALANCE, at December 31   $ 25,763,359     $ 25,419,430    $ 25,249,181
                          ============     ============    ============

There were no additions to land during this three-year period.

2. RECONCILIATION OF ACCUMULATED DEPRECIATION

The following table reconciles the accumulated depreciation from January 1, 2002 to December 31, 2004:

                              2004             2003            2002
                          ------------     ------------    ------------
BALANCE, at January 1     $ 13,681,094     $ 12,846,019    $ 12,042,940

Current year
 depreciation expense          852,304          835,075         803,079
                          ------------     ------------    ------------
BALANCE, at December 31   $ 14,533,398     $ 13,681,094    $ 12,846,019
                          ============     ============    ============

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

                                        Uniprop Manufactured Housing Communities
                                     Income Fund, a Michigan Limited Partnership

                                     BY: P.I. Associates Limited Partnership,
                                         General Partner

                                         BY: GP P.I. Associates Corp.,
                                             General Partner

                                         BY: /s/ Paul M. Zlotoff
                                             -----------------------------------
Dated: May 5, 2005                           Paul M. Zlotoff, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Joel Schwartz                By: /s/ Paul M. Zlotoff
    -----------------------------        ---------------------------------------
    Joel Schwartz                        Paul M. Zlotoff
    (Principal Financial Officer)        (Principal Executive Officer,
                                         President & Director of GP P.I.
                                         Associates Corp.)

By: /s/ Susann E. Szepytowski
    ----------------------------
    Susann E. Szepytowski
    (Chief Accounting Officer)

Dated: May 5, 2005

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

          First Amendment to
3(d)      Agreement of Limited
          Partnership                   Incorporated by reference to Form 10-K
                                        for the fiscal year ended
                                        December 31, 1996.
          Second Amendment to
          Agreement of Limited
3(e)      Partnership                   Incorporated by reference to Form 10-K
                                        for the fiscal year ended
                                        December 31, 1996.

4         Form of Certificate of        Incorporated by reference to Form 10-K
          Limited Partnership           for fiscal year ended December 1997.
          Interest in the Partnership
          (originally filed with
          Form 10-K for the fiscal
          year ended December 31,
          1986).

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

10(f)     Refinancing loan Agreement    Filed herewith
          between the Partnership and
          Nomura Asset Capital
          Corporation March 24, 1997

10(g)     Line of Credit Loan           Filed herewith
          Agreement between the
          Partnership and National
          City Bank of
          Michigan/Illinois August
          24, 1994

10(h)     Line of Credit Loan between   Filed herewith
          the Partnership and Uniprop
          Homes Financial, LLC
          August 8, 2004


28        Letter summary of the         Filed herewith.
          estimated fair market
          values of the Partnership's
          nine manufactured housing
          communities, as of March
          1, 2005.

31.1      Certificate of Principal      Filed herewith.
          Executive Officer pursuant
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

31.2      Certificate of Principal      Filed herewith.
          Financial Officer pursuant
          to Section 302 of the
          Sarbanes-Oxley Act of 2002

*32.1     Certification Pursuant to     Filed herewith.
          Section 906 of the
          Sarbanes-Oxley Act of 2002

*32.2     Certification Pursuant to     Filed herewith.
          Section 906 of the
          Sarbanes-Oxley Act of 2002

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.