Form 10-Q
period 2005-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2005-05-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005                 Commission File No. 0-15940

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

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I         FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004                           3

          Statements of Operations Three months ended March 31, 2005 and 2004 (Unaudited)           4

          Statement of Partner's Equity (Deficit) Three months ended March 31, 2005 (Unaudited)     4

          Statements of Cash Flows Three months ended March 31, 2005 and 2004 (Unaudited)           5

          Notes to Financial Statements March 31, 2005(Unaudited)                                   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                9

ITEM 4.   CONTROLS AND PROCEDURES                                                                  10

PART II        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                        11

ITEM 6.   EXHIBITS                                                                                 11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                  BALANCE SHEET

ASSETS

                                        MARCH 31,2005   DECEMBER 31, 2004
                                        -------------   -----------------
                                         (UNAUDITED)
Properties:
  Land                                  $   5,280,000     $   5,280,000
  Buildings And Improvements               26,042,127        25,898,323
  Furniture And Fixtures                      229,878           229,879
                                        -------------     -------------
                                           31,552,005        31,408,202

  Less Accumulated Depreciation            14,966,592        14,734,193
                                        -------------     -------------
                                           16,585,413        16,674,009

Cash And Cash Equivalents                     202,514           200,760
Cash - Security Escrow                        305,158           305,158
Unamortized Finance Costs                     173,048           194,548
Manufactured Homes and Improvements         1,172,948         1,204,893
Other Assets                                1,069,885           751,371
                                        -------------     -------------

Total Assets                            $  19,508,966     $  19,330,739
                                        -------------     -------------

LIABILITIES AND PARTNERS' DEFICIT

                                       MARCH 31, 2005   DECEMBER 31, 2004
                                       --------------   -----------------
                                        (UNAUDITED)
Line of Credit                         $     305,000      $      40,000
Accounts Payable                             217,130            176,661
Other Liabilities                            929,570            708,052
Note Payable-Affiliate                       658,164            565,190
Mortgage Payable                          31,078,126         31,190,519
                                       -------------      -------------

Total Liabilities                      $  33,187,990      $  32,680,422

Partners' Equity (Deficit) :
  General Partner                         (5,076,778)        (4,884,110)
  Class A Limited Partners               (10,065,447)        (9,907,130)
  Class B Limited Partners                 1,463,201          1,441,557
                                       -------------      -------------

Total Partners' Deficit                  (13,679,024)       (13,349,683)
                                       -------------      -------------

Total Liabilities And
  Partners' Deficit                    $  19,508,966      $  19,330,739
                                       -------------      -------------

                        See Notes to Financial Statements

               UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                              MARCH 31,2005      MARCH 31,2004
                                                              --------------     --------------
                                                                (Unaudited)        (Unaudited)
Income:
  Rental Income                                                $   1,938,347      $   2,037,344
  Home Sale Income                                                   394,700            215,485
  Other                                                              103,262            104,873
                                                               -------------      -------------

Total Income                                                   $   2,436,309      $   2,357,702
                                                               -------------      -------------

Operating Expenses:
  Administrative Expenses
  (Including  $101,811 and $106,918 in Property Management
   Fees Paid to An Affiliate for the Three Month Period
  Ended March 31, 2005 and 2004, Respectively)                       502,452            551,109
  Property Taxes                                                     244,308            243,867
  Utilities                                                          141,221            142,882
  Property Operations                                                312,316            291,194
  Depreciation And Amortization                                      253,899            238,714
  Interest                                                           641,384            657,298
  Home Sale Expense                                                  399,070            196,175
                                                               -------------      -------------

Total Operating Expenses                                       $   2,494,650      $   2,321,239
                                                               -------------      -------------

Net Income (Loss)                                             ($      58,341)     $      36,463
                                                               -------------      -------------

Income (Loss) Per Limited Partnership Unit:
  Class A                                                     ($        4.83)    ($        2.10)
  Class B                                                      $        5.22      $        7.34

Distribution Per Limited Partnership Unit
  Class A                                                      $        3.00      $        3.00
  Class B                                                      $        3.00      $        3.00

Weighted Average Number Of Limited
 Partnership Units Outstanding
  Class A                                                             20,230             20,230
  Class B                                                              9,770              9,770

STATEMENT OF PARTNER'S EQUITY (DEFICIT) (UNAUDITED)

                                              Total       General Partner  Class A Limited  Class B Limited
Beginning Balance of December 31, 2004     (13,349,683)      (4,884,110)      (9,907,130)       1,441,557
Net Income                                     (58,341)         (11,668)         (97,627)          50,954
Distributions                                 (271,000)        (181,000)         (60,690)         (29,310)
                                           -----------       ----------      -----------        ---------
BALANCE AS OF MARCH 31, 2005               (13,679,024)      (5,076,778)     (10,065,447)       1,463,201

See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                   MARCH 31, 2005   MARCH 31, 2004
                                                   --------------   --------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                 ($   58,341)     $    36,463
                                                    -----------      -----------

Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                          232,399          217,214
  Amortization                                           21,500           21,500
  (Increase) Decrease in Homes and Improvements          31,945         (332,215)
  (Increase) Decrease In Other Assets                  (318,514)         112,579
  Increase (Decrease) In Accounts Payable                40,469          (28,406)
  Increase (Decrease) In Other Liabilities              221,518          106,636
                                                    -----------      -----------

Total Adjustments:                                      229,317           97,308
                                                    -----------      -----------

    Net Cash Provided By
      Operating Activities                              170,976          133,771
                                                    -----------      -----------

Cash Flows Used In Investing  Activities:
        Capital Expenditures                           (143,803)         (21,893)
                                                    -----------      -----------

Cash Flows From Financing Activities:
        Net Borrowing on Line of Credit                 265,000           35,000
        Distributions To Partners                      (271,000)        (263,375)
        Proceeds from Note Payable to Affiliate          92,974                0
        Principal Payments on Mortgage                 (112,393)         (96,555)
                                                    -----------      -----------

Net Cash Used In Financing Activities                   (25,419)        (324,930)
                                                    -----------      -----------

Increase (Decrease) In Cash and Equivalents               1,754         (213,052)

Cash and Equivalents, Beginning                         200,760          258,423
                                                    -----------      -----------
Cash and Equivalents, Ending                        $   202,514      $    45,371
                                                    -----------      -----------

                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2005 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.

2.    COMMITMENTS AND CONTINGENCES

A group of current residents, on March 4, 2005 filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the General Partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The complaint requests damages, costs and injunctive relief. Counsel for the Partnership is presently reviewing and preparing an answer to the complaint on behalf of the Partnership. While the discovery process has not yet begun, the Partnership intends to vigorously defend against this claim. The amount of potential liability, if any, is indeterminable at the time.

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

In connection with the settlement agreement, the partnership has obtained an unsecured $750,000 note payable to a bank requiring monthly payments of $12,500 plus interest at LIBOR plus 1.8% and is due on December 2009. There was no outstanding balance under this agreement at March 31, 2005.

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

The Partnership has a renewable $1,000,000 line of credit with Uniprop Home Finance, an affiliated entity. The interest rate is the prime minus .5% which was 5.25% at March 31,2005. The sole purpose of the line of credit is to purchase new and used homes to use as model homes offered for sale within the Partnership's communities. Over the past three years, sales of the new and used model homes have been growing and the General Partner believes that continuing the model home program is in the best interest of the Partnership. As of March 31, 2005 the outstanding balance on the line of credit was $658,164.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate floats at 180 basis points above 1 month LIBOR which was 2.79% at March 31, 2005. As of March 31, 2005 the outstanding balance of this credit facility was $305,000.

The quarterly Partnership Management Distribution paid to the General Partner during the first quarter results was $158,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($63,400,000 x 1/4%= $158,500).

The General Partner elected to make a total distribution of $112,500 for the first quarter of 2005 (unchanged from 2004), 80% or $90,000, was paid to the Limited Partners and 20% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of March 31, 2005, the Partnership's cash balance amounted to $202,514. The level of cash balance maintained is at the discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 77% at the end of March 2005, versus 85% a year ago. The average monthly rent in March 2005 was approximately $487, compared to the $477 average monthly rent in March 2004 (average rent not a weighted average).

                             Total     Occupied    Occupancy    Average*
                            Capacity    Sites        Rate         Rent
                            --------   --------    ---------    --------
Aztec Estates                    645        478           74%   $    529
Kings Manor                      314        296           94         535
Old Dutch Farms                  293        191           65         450
Park of the Four Seasons         572        432           76         435
                               -----      -----           --    --------

Total on 3/31/05:              1,824      1,397           77%   $    487
Total on 3/31/04:              1,824      1,559           85%   $    477

*Not a weighted average


                                GROSS REVENUE             NET INCOME (LOSS)
                             Three months ended           THREE MONTHS ENDED
                           -----------------------     -----------------------
                            3/31/2005    3/31/2004      3/31/2005    3/31/2004
                           ----------   ----------     ----------   ----------
Aztec Estates              $  966,447   $  990,005     $  353,356   $  336,254
Kings Manor                   591,368      424,504        284,461      261,971
Old Dutch Farms               252,693      322,372         95,708      151,841
Park of the Four Seasons      623,630      619,496        331,718      370,788
                           ----------   ----------     ----------   ----------
                           $2,434,138   $2,356,377     $1,065,243   $1,120,854
Partnership
 Management                $    2,171   $    1,325        (83,910)     (89,554)

Other Expenses                                           (144,391)     (98,825)

Interest Expense                                         (641,384)    (657,298)

Depreciation and
 Amortization                                            (253,899)    (238,714)
                                                       ----------   ----------
TOTAL:                     $2,436,309   $2,357,702     $  (58,341)  $   36,463
                           ==========   ==========     ==========   ==========

COMPARISON OF QUARTER ENDED  MARCH 31, 2005 TO QUARTER ENDED MARCH 31, 2004

Gross revenues increased $78,607 to $2,436,309 in 2005, as compared to $2,357,702 in 2004. The increase was the result of higher home sale income.

As described in the Statements of Income, total operating expenses were $173,411 higher, moving from $2,321,239 to $2,494,650. The increase was due to an increase in property operating expenses as well as an increase in home sale expenses.

As a result of the aforementioned factors, the Partnership had a net loss of $58,541 for the first quarter of 2005 compared to net income of $36,463 for the same quarter of the prior year.

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

      Note Payable: At March 31, 2005 the Partnership had a note payable outstanding in the amount of $31,078,126. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

      Line-of-Credit: At March 31, 2005 the Partnership owed $305,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of One Month LIBOR which was 2.79% as of March 31, 2005.

      Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000. The monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 2.79% at March 31, 2005, will be due for five years from funding. Currently this note has not been funded. This term note was established for the cost of the sewer connection at Old Dutch Farms.

      Line-of- Credit for Homes: At March 31, 2005 the partnership had a line of credit outstanding to an affiliated entity in the amount of $658,164, whereby interest is accrued at prime minus .5% (5.25 at March 31, 2005).

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

ITEM 6. EXHIBITS

EXHIBIT 31.1  Section 302 Certification from the Principal Executive Officer

EXHIBIT 31.2  Section 302 Certification from the Principal Financial Officer

EXHIBIT 32.1 Section 906 Certification from the Principal Executive Officer and the Principal Financial Officer

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

                                     Uniprop Manufactured Housing
                                     Communities Income Fund,
                                     A Michigan Limited Partnership

                                 BY: P.I. Associates Limited Partnership,
                                     A Michigan Limited Partnership,
                                     its General Partner

                                 BY: /s/ Paul M. Zlotoff
                                     --------------------------------
                                     Paul M. Zlotoff, General Partner

                                 BY: /s/ Joel Schwartz
                                     ---------------------------------------
                                     Joel Schwartz, Principal Financial Officer

Dated: May 10, 2005

                                  Exhibit Index

Exhibit No.                        Exhibit description
-----------                        -------------------
EXHIBIT 31.1   Section 302 Certification from the Principal Executive Officer

EXHIBIT 31.2   Section 302 Certification from the Principal Financial Officer

EXHIBIT 32.1 Section 906 Certification from the Principal Executive Officer and the Principal Financial Officer