Form 10-Q
period 2005-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2005-08-11
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005             Commission File No. 0-15940

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

                                  248-645-9220
              (Registrant's telephone number, including area code)

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets
           June 30, 2005 (Unaudited) and December 31, 2004                    3

           Statements of Operations
           Six months ended June 30, 2005 and 2004
           Three months ended June 30, 2005
           and 2004 (Unaudited)                                               4

           Statement of Partner's Equity (Deficit)
           Six months ended June 30, 2005 (Unaudited)                         4

           Statements of Cash Flows
           Six months ended June 30, 2005 and 2004 (Unaudited)                5

           Notes to Financial Statements
           June 30, 2005 (Unaudited)                                          6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        10

ITEM 4.    CONTROLS AND PROCEDURES                                           11

PART II    OTHER INFORMATION
ITEM I.    LEGAL PROCEEDINGS                                                 11

ITEM 6.    EXHIBITS                                                          11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     JUNE 30, 2005      DECEMBER 31, 2004
                                     -------------      -----------------
                                      (Unaudited)
ASSETS

Properties:
  Land                               $   5,280,000      $       5,280,000
  Buildings And Improvements            26,070,319             25,898,323
  Furniture And Fixtures                   237,785                229,879
                                     -------------      -----------------
                                        31,588,104             31,408,202

  Less Accumulated Depreciation        (15,198,475)           (14,734,193)
                                     -------------      -----------------
                                        16,389,629             16,674,009

Cash And Cash Equivalents                  137,050                200,760
Cash - Security Escrow                     305,158                305,158
Unamortized Finance Costs                  151,548                194,548
Manufactured Homes and Improvements      1,094,045              1,204,893
Other Assets                             1,178,548                751,371
                                     -------------      -----------------

Total Assets                         $  19,255,978      $      19,330,739
                                     -------------      -----------------

                                     JUNE 30, 2005      DECEMBER 31, 2004
                                     -------------      -----------------
                                      (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT

Line of Credit                       $     405,000      $          40,000
Accounts Payable                           189,578                176,661
Other Liabilities                        1,048,847                708,052
Note Payable -Affiliate                    577,504                565,190
Note Payable                            30,977,543             31,190,519
                                     -------------      -----------------


Total Liabilities                       33,198,472             32,680,422

Partners' Equity (Deficit) :
  General Partner                       (5,258,672)            (4,884,110)
  Class A Limited Partners             (10,186,479)            (9,907,130)
  Class B Limited Partners               1,502,657              1,441,557
                                     -------------      -----------------

Total Partners' Deficit                (13,942,494)           (13,349,683)
                                     -------------      -----------------

Total Liabilities And
  Partners' Deficit                  $  19,255,978      $      19,330,739
                                     -------------      -----------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS

                                                                       SIX MONTHS ENDED          THREE MONTHS ENDED
                                                               JUNE 30, 2005  JUNE 30, 2004  JUNE 30, 2005   JUNE 30, 2004
                                                               -------------  -------------  -------------   -------------
                                                               (unaudited)     (unaudited)    (unaudited)    (unaudited)
Income:
  Rental Income                                                 $ 3,830,880    $ 4,070,732    $  1,892,533    $ 2,033,388
  Home Sale Income                                                1,111,634      1,001,925         716,934        786,440
  Other                                                             215,699        202,440         112,437         97,567
                                                               ------------   ------------   -------------   ------------

Total Income                                                    $ 5,158,213    $ 5,275,097    $  2,721,904    $ 2,917,395
                                                               ------------   ------------   -------------   ------------

Operating Expenses:
  Administrative Expenses
  (Including  $201,698, $213,225,$99,888 and $106,337
  in Property Management
  Fees Paid to An Affiliate for the Six and Three Month Period
  Ended June 30, 2005 and 2004, respectively)                       985,824      1,048,171         483,372        497,062
  Property Taxes                                                    488,067        487,734         243,759        243,867
  Utilities                                                         278,032        279,658         136,811        136,776
  Property Operations                                               606,265        626,178         293,949        334,984
  Depreciation And Amortization                                     507,283        476,874         253,384        238,160
  Interest                                                        1,289,830      1,315,429         648,446        658,131
  Home Sale Expense                                               1,050,723        898,296         651,653        702,121
                                                               ------------   ------------   -------------   ------------

Total Operating Expenses                                        $ 5,206,024    $ 5,132,340    $  2,711,374    $ 2,811,101
                                                               ------------   ------------   -------------   ------------

Net Income (Loss)                                              ($    47,811)   $   142,757    $     10,530    $   106,294
                                                               ------------   ------------   -------------   ------------

Income (Loss) Per Limited Partnership Unit:
  Class A                                                      ($      7.81)  ($      2.34)  ($       2.98)  ($      0.24)
  Class B                                                       $     12.25    $     16.53    $       7.03    $      9.19

Distribution Per Limited Partnership Unit
  Class A                                                       $      6.00    $      6.00    $       3.00    $      3.00
  Class B                                                       $      6.00    $      6.00    $       3.00    $      3.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
    Class A                                                          20,230         20,230          20,230         20,230
    Class B                                                           9,770          9,770           9,770          9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                                               General Partner  Class A Limited  Class B Limited      Total
Beginning Balance as of December 31, 2004                           (4,884,110)     (9,907,130)       1,441,557  (13,349,683)
Net Income (Loss)                                                       (9,562)       (157,969)         119,720      (47,811)
Distributions                                                         (365,000)       (121,380)         (58,620     (545,000)
                                                                     ---------       ---------        ---------   ----------

BALANCE AS OF JUNE 30, 2005                                         (5,258,672)    (10,186,479)       1,502,657  (13,942,494)

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS ENDED
                                                     JUNE 30, 2005    JUNE 30,2004
                                                   ----------------   ------------
                                                      (unaudited)     (unaudited)
Cash Flows From Operating Activities:
 Net Income (Loss)                                 ($        47,811)  $    142,757
                                                   ----------------   ------------

Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                              464,283        433,874
  Amortization                                               43,000         43,000
  Decrease (Increase) In Homes & Improvements               110,848       (162,397)
   (Increase) Decrease  In Other Assets                    (427,177)       119,113
  Increase In Accounts Payable                               12,917         34,009
  Increase In Other Liabilities                             340,795        224,762
                                                   ----------------   ------------

Total Adjustments:                                          544,666        692,361
                                                   ----------------   ------------

    Net Cash Provided By Operating Activities               496,855        835,118
                                                   ----------------   ------------

Cash Flows Used In  Investing Activities:
  Capital Expenditures                                     (179,903)       (47,850)
                                                   ----------------   ------------

Cash Flows From Financing Activities:
Net Borrowing on Line of Credit                             365,000         35,000
  Distributions To Partners                                (545,000)      (534,375)
Proseeds from Affiliate loan                                 12,314              0
  Principal Payments on Note Payable                       (212,976)      (187,430)
                                                   ----------------   ------------

Net Cash Used In Financing Activites                       (380,662)      (686,805)
                                                   ----------------   ------------

Increase (Decrease) In Cash and Equivalents                 (63,710)       100,463

Cash and Equivalents, Beginning                             200,760        258,423
                                                   ----------------   ------------

Cash and Equivalents, Ending                       $        137,050   $    358,886
                                                   ----------------   ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2005 (Unaudited)

1. BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.

2. Commitments and Contingencies

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

The City of Novi, Michigan, as of February 11, 2004 filed a lawsuit in the Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. The Partnership has reached a settlement agreement with the City of Novi. The Partnership will pay a tap fee of $730,000 based on an estimated water use by the residents, subject to adjustments after a three year monitoring period based on actual meter reading water usage. The cost of connection and removal of the current sanitary sewer system is estimated to be approximately $200,000. The Partnership anticipates these cost will be incurred during the last six months of 2005.

In connection with the settlement agreement, the partnership has obtained an unsecured $750,000 note payable to a bank requiring monthly payments of $12,500 plus interest at LIBOR plus 1.8% and is due in five years. There was no outstanding balance under this agreement at June 30, 2005.

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

The Partnership's liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so.

The Partnership has a renewable $1,000,000 line of credit with Uniprop Home Finance, an affiliate entity. The interest rate is a prime minus .5% which was 5.75% at June 30, 2005. The sole purpose of the line of credit is to purchase new and used homes to use as model homes offered for sale within the Partnership's communities. As of June 30, 2005, the outstanding balance on the line of credit was $577,504.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on June 30, 2005 was 3.34%. As of June 30, 2005 the outstanding balance on the line of credit was $405,000.

The quarterly Partnership Management Distribution paid to the General Partner during the second quarter results was $161,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($64,600,000 x 1/4 % = $161,500).

The General Partner elected to make a total distribution of $112,500 for the second quarter of 2005 (unchanged from 2004), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of June 30, 2005, the Partnership's cash balance amounted to $137,050. The level of cash balance maintained is at discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 75% at the end of June 2005 compared to 83% for June of 2004. The average monthly rent in June 2005 was approximately $488, compared to $478 average monthly rent in June 2004.

                                Total    Occupied   Occupancy   Average*
                              Capacity    Sites       Rate        Rent
Aztec Estates                     645       469        73%      $    529
Kings Manor                       314       299        95            535
Old Dutch Farms                   293       181        62            450
Park of the Four Seasons          572       417        73            439
                                -----     -----        --       --------

Total on 6/30/05:               1,824     1,366        75%      $    488
Total on 6/30/04:               1,824     1,518        83%      $    478

* Not a weighted average

                                     GROSS REVENUE             NET INCOME             GROSS REVENUE           NET INCOME (LOSS)
                                 6/30/05      6/30/04     6/30/05      6/30/04     6/30/05     6/30/04      6/30/05       6/30/04
                                  three months ended       three months ended       six months ended          six months ended
Aztec Estates                   $  996,818  $1,385,031  $  418,320   $  426,231   $1,963,265  $2,375,036   $  771,676   $   762,485
Kings Manor                        829,971     614,163     348,974      270,722    1,421,339   1,038,667      633,435       532,693
Old Dutch Farms                    290,859     304,687      83,588      162,803      543,552     627,059      179,296       314,644
Park of the Four Seasons           600,245     611,378     303,772      357,349    1,223,875   1,230,874      635,490       728,137
                                ----------  ----------  ----------   ----------   ----------  ----------  -----------   -----------
                                 2,717,893   2,915,259   1,154,654    1,217,105    5,152,031   5,271,636    2,219,897     2,337,959
Partnership Management:              4,011        2136     (84,181)     (86,160)       6,182       3,461     (168,091)     (175,714)

Other expenses:                         --          --    (158,113)    (128,360)          --          --     (302,504)     (227,185)

Interest Expense                        --          --    (648,446)    (658,131)          --          --   (1,289,830)   (1,315,429)

Depreciation and Amortization           --          --    (253,384)    (238,160)          --          --     (507,283)     (476,874)
                                ----------  ----------  ----------   ----------   ----------  ----------  -----------   -----------
                                $2,721,904  $2,917,395  $   10,530   $  106,294   $5,158,213  $5,275,097  ($   47,811)  $   142,757

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30,
2004

Gross revenues decreased $195,491 to $2,721,904 in 2005, as compared to $2,917,395 in 2004. The decrease was the result of lower occupancy. As described in the Statements of Operations, total operating expenses were $99,727 lower, moving to $2,711,374 from $2,811,101. The decrease was due to a decrease in property operation cost and home sale expense.

As a result of the aforementioned factors, Net Income decreased, $95,764 for the second quarter of 2005 compared to the same quarter of the prior year, moving from $106,294 for 2004 to $10,530 for 2005.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30, 2004

Gross revenues decreased $116,884 to $5,158,213 in 2005, as compared to $5,275,097 in 2004. The decrease was the result of lower occupancy due to weak economic conditions. (See table in previous section.)

As described in the Statements of Operations, total operating expenses were $73,684 higher, moving from $5,132,340 to $5,206,024. The increase was due to an increase in home sale expense.

As a result of the aforementioned factors, the Partnership had a net loss of $47,811 for the first six months of 2005 compared to Net Income of $142,757 for the same period in 2004.

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

      Note Payable: At June 30, 2005 the Partnership had a note payable outstanding in the amount of $30,977,543. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

      Line-of-Credit: At June 30, 2005 the Partnership owed $405,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of one month LIBOR which was 3.34% as of June 30, 2005.

      Term-Note: The Partnership has borrowing availability in the form of an unsecured term note with National City Bank of the Midwest for $750,000 as of June 30, 2005. The note requires monthly payments of $12,500 plus interest at LIBOR plus 1.80% due five years from date of funding. The term note was established for the cost of the sewer connection at Old Dutch Farms.

      Line-of-Credit for Homes: At June 30, 2005 the partnership had a line of credit outstanding to an affiliated entity in the amount of $577,504, whereby interest is accrued at prime minus .5% (5.75% at June 30, 2005).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 2 of the Notes to Unaudited Financial Statements for Information concerning legal proceedings.

ITEM 6. EXHIBITS

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

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

                                      Uniprop Manufactured Housing
                                      Communities Income Fund,
                                      A Michigan Limited Partnership

                                   BY: P.I. Associates Limited Partnership,
                                       A Michigan Limited Partnership,
                                       its General Partner

                                   BY: /s/ Paul M. Zlotoff
                                       -----------------------------------------
                                   Paul M. Zlotoff, Principal Executive Officer

                                   BY: /s/ Joel Schwartz
                                       -----------------------------------------
                                   Joel Schwartz, Principal Financial Officer

Dated: August 10, 2005

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

EXHIBIT 31.1 Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2 Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002