Form 10-Q
period 2005-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2005-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005             Commission File No. 0-15940

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

                                Yes [ ]   No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                Yes [ ]   No [X]

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets September 30, 2005 (Unaudited) and
        December 31, 2004
                                                                             3
        Statements of Operations
        Nine months ended September 30, 2005 and 2004 Three months
        ended September 30, 2005 and 2004 (Unaudited)                        4

        Statement of Partner's Equity (Deficit) Nine months
        ended September 30, 2005 (Unaudited)                                 4

        Statements of Cash Flows Nine months ended September 30, 2005
        and 2004 (Unaudited)                                                 5

        Notes to Financial Statements September 30, 2005 (Unaudited)         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            7-9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          10

ITEM 4. CONTROLS AND PROCEDURES                                             11

PART II OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS                                                   11

ITEM 6. EXHIBITS                                                            11

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS                                SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                      ------------------   -----------------
                                          (Unaudited)
Properties:
   Land                                  $  5,280,000        $  5,280,000
   Buildings And Improvements              26,177,405          25,947,317
   Furniture And Fixtures                     237,785             229,879
                                           31,695,190          31,457,196
                                         ------------        ------------

   Less Accumulated Depreciation          (15,430,586)        (14,734,193)
                                           16,264,604          16,723,003
                                         ------------        ------------
Cash And Cash Equivalents                     129,705             200,760
Cash - Security Escrow                        305,158             305,158
Unamortized Finance Costs                     130,048             194,548
Manufactured Homes and Improvements         1,545,836           1,155,899
Other Assets                                1,400,276             751,371
                                         ------------        ------------
Total Assets                             $ 19,775,627        $ 19,330,739
                                         ------------        ------------

LIABILITIES AND PARTNERS' DEFICIT     SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                      ------------------   -----------------
                                          (UNAUDITED)
Line of Credit                           $    660,000        $     40,000
Accounts Payable                              269,383             176,661
Other Liabilities                           1,027,615             708,052
Note Payable -Affiliate                     1,257,891             565,190
Note Payable                               30,874,770          31,190,519

Total Liabilities                          34,089,659          32,680,422
                                         ------------        ------------
Partners' Equity (Deficit) :
   General Partner                         (5,462,180)         (4,884,110)
   Class A Limited Partners               (10,365,865)         (9,907,130)
   Class B Limited Partners                 1,514,013           1,441,557

Total Partners' Deficit                   (14,314,032)        (13,349,683)

Total Liabilities And
   Partners' Deficit                     $ 19,775,627        $ 19,330,739
                                         ------------        ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                            NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                       ---------------------------   ---------------------------
STATEMENTS OF OPERATIONS                                               Sept 30,2005   Sept 30,2004   Sept 30,2005   Sept 30,2004
                                                                       ------------   ------------   ------------   ------------
                                                                        (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenue
   Rental Income                                                        $5,699,489     $6,044,621     $1,868,609     $1,973,889
   Home Sale Income                                                      1,406,963      1,434,245        295,329        432,320
   Other                                                                   324,042        308,393        108,343        105,953
                                                                        ----------     ----------     ----------     ----------

Total Revenue                                                           $7,430,494     $7,787,259     $2,272,281     $2,512,162
                                                                        ----------     ----------     ----------     ----------
Operating Expenses:
   Administrative Expenses
   (Including  $299,972, $316,947,$98,273 and $103,722 in Property
   Management Fees Paid to An Affiliate for the Nine and Three Month
   Period Ended Sept 30, 2005 and 2004, respectively)                    1,461,875      1,547,813        476,051        499,642
   Property Taxes                                                          731,724        731,601        243,657        243,867
   Utilities                                                               404,513        404,965        126,481        125,307
   Property Operations                                                     929,187        961,991        322,922        335,813
   Depreciation And Amortization                                           760,894        714,405        253,611        237,531
   Interest                                                              1,940,895      1,974,475        651,065        659,046
   Home Sale Expense                                                     1,346,755      1,354,980        296,032        456,684
                                                                        ----------     ----------     ----------     ----------

Total Operating Expenses                                                $7,575,843     $7,690,230     $2,369,819     $2,557,890
                                                                        ----------     ----------     ----------     ----------

Net Income (Loss)                                                        ($145,349)    $   97,029       ($97,538)      ($45,728)
                                                                        ----------     ----------     ----------     ----------

Income (Loss) Per Limited Partnership Unit:
   Class A                                                                 ($13.68)        ($6.61)        ($5.87)        ($4.27)
   Class B                                                              $    16.42     $    21.64     $     4.17     $     5.11

Distribution Per Limited Partnership Unit
   Class A                                                              $     9.00     $     9.00     $     3.00     $     3.00
   Class B                                                              $     9.00     $     9.00     $     3.00     $     3.00

Weighted Average Number Of Limited
   Partnership Units Outstanding
   Class A                                                                  20,230         20,230         20,230         20,230
   Class B                                                                   9,770          9,770          9,770          9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                         General       Class A     Class B
                                                                         Partner       Limited     Limited       Total
                                                                       ----------   -----------   ---------   -----------
Beginning Balance as of December 31, 2004                              (4,884,110)   (9,907,130)  1,441,557   (13,349,683)
Net Income (Loss)                                                         (29,070)     (276,665)    160,386      (145,349)
Distributions                                                            (549,000)     (182,070)    (87,930)     (819,000)
                                                                       ----------   -----------   ---------   -----------

BALANCE AS OF SEPT 30, 2005                                            (5,462,180)  (10,365,865)  1,514,013   (14,314,032)
                                                                       ----------   -----------   ---------   -----------

                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                                                 NINE MONTHS ENDED

STATEMENTS OF CASH FLOWS (UNAUDITED)                  SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                      ------------------   ------------------
                                                          (unaudited)          (unaudited)
Cash Flows From Operating Activities:
   Net Income (Loss)                                       ($145,349)          $   97,029
                                                          ----------           ----------
Adjustments To Reconcile Net Income (Loss)
   To Net Cash Provided By
   Operating Activities:
   Depreciation                                              696,394              649,905
   Amortization                                               64,500               64,500
   Decrease (Increase) In Homes & Improvements              (389,938)              71,689
   (Increase) Decrease  In Other Assets                     (648,905)              (9,200)
   Increase (Decrease) In Accounts Payable                    92,721               48,731
   Increase (Decrease) In Other Liabilities                  319,563              314,841
                                                          ----------           ----------
Total Adjustments:                                           134,335            1,140,466
                                                          ----------           ----------
   Net Cash Provided (Used) By
      Operating Activities                                   (11,014)           1,237,495
                                                          ----------           ----------
Cash Flows (Used) Provided By Investing Activities:
   Capital Expenditures                                     (237,994)            (228,620)
                                                          ----------           ----------
Cash Flows From Financing Activities:
   Net Borrowing on Line of Credit                           620,000              126,236
   Distributions To Partners                                (819,000)            (805,375)
   Proceeds from Affiliate loan                              692,701                    0
   Principal Payments on Note Payable                       (315,749)            (282,263)
                                                          ----------           ----------
Net Cash (Used) Provided By Financing Activities             177,952             (961,402)
                                                          ----------           ----------
(Decrease) Increase In Cash and Equivalents                  (71,055)              47,473

Cash and Equivalents, Beginning                              200,760              258,423
                                                          ----------           ----------
Cash and Equivalents, Ending                              $  129,705           $  305,896
                                                          ----------           ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2005 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

The City of Novi, Michigan, as of February 11, 2004 filed a lawsuit in the Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. The Partnership has reached a settlement agreement with the City of Novi. The Partnership will pay tap and city fees of $745,000 based on an estimated sewer use by the residents, subject to adjustments after a three year monitoring period based on actual meter reading sewer usage. The cost of connection and removal of the current sanitary sewer system is estimated to be approximately $128,000. The Partnership anticipates these cost will be incurred during the last three months of 2005.

In connection with the settlement agreement, the partnership has obtained an unsecured $750,000 note payable to a bank requiring monthly payments of $12,500 plus interest at LIBOR plus 1.8% and is due in five years. There was no outstanding balance under this agreement at September 30, 2005.

Subsequent Event

Hurricane Wilma struck two of the Partnership's communities - Aztec Estates and Kings Manor - on October 24, 2005. The extent of the damage is still being determined. The General Partner believes that much of the economic damage from the hurricane is insured and will be recoverable. The damage from the hurricane has also indefinitely delayed the closing of the proposed refinancing of the properties. As a result of the uncertainty regarding the amount and timing of clean-up costs and insurance proceeds, the General Partner has decided to forego the declaration of a distribution that would have been paid in the Fourth Quarter either from operating results or the postponed refinancing.

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

At September 30, 2005, the Partnership was not in compliance with a loan covenant that limits the Partnership from entering into any debt agreements to finance the purchase of manufactured homes in an aggregate amount exceeding $750,000. The Partnership has been in the process of refinancing the Financing which would have, among other matters, raised this limit such that the Partnership would be in compliance. The closing of this refinancing, however, has been delayed beyond the planned closing of September 30, 2005 and remains uncertain because of the damages to the Florida communities caused by an unforeseen event; namely, Hurricane Wilma. Under the loan agreement, the Lender has several options as a result of noncompliance with the loan covenant. Management's intention, however, is to either receive a waiver from the Lender, close on the planned refinance or pay down debt in order to be in compliance with the Partnership's current loan agreement by December 31, 2005.

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

The Partnership has a renewable $1,000,000 line of credit with Uniprop Home Finance, an affiliate entity. The interest rate is at prime minus .5% which was 6.25% at September 30, 2005. The sole purpose of the line of credit is to purchase new and used homes to use as model homes offered for sale within the Partnership's communities. As of September 30, 2005, the outstanding balance on the line of credit was $1,257,891.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate, on such line of credit, floats 180 basis points above 1 month LIBOR, which on September 30, 2005 was 5.63%. As of September 30, 2005 the outstanding balance on the line of credit was $660,000.

The quarterly Partnership Management Distribution paid to the General Partner during the third quarter results was $161,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($64,600,000 x 1/4 %= $161,500).

The General Partner elected to make a total distribution of $112,500 for the third quarter of 2005 (unchanged from 2004), 80.0% or $90,000, was paid to the Limited Partners and 20.0% or $22,500 was paid to the General Partner.

While the Partnership is not required to maintain a working capital reserve, the Partnership has not distributed all the cash generated from operations in order to build cash reserves. As of September 30, 2005, the Partnership's cash balance amounted to $129,705. The level of cash balance maintained is at discretion of the General Partner.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 72% at the end of September 2005 compared to 81% for September of 2004. The average monthly rent in September 2005 was approximately $489, compared to $478 average monthly rent in September 2004.

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   -------
Aztec Estates                  645        456       71%        $529
Kings Manor                    314        295       94          535
Old Dutch Farms                293        169       58          450
Park of the Four Seasons       572        388       68          442
                             -----      -----       --         ----

Total on 9/30/05:            1,824      1,308       72%        $489
Total on 9/30/04:            1,824      1,469       81%        $478

*    Not a weighted average

                              GROSS REVENUE         NET INCOME(LOSS)          GROSS REVENUE          NET INCOME (LOSS)
                         ----------------------  ----------------------  ----------------------  ------------------------
                           9/30/05     9/30/04     9/30/05     9/30/04     9/30/05     9/30/04     9/30/05      9/30/04
                         ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                           three months ended      three months ended       nine months ended        nine months ended
Aztec Estates            $  903,488  $  931,725  $  368,446  $  320,067  $2,866,753  $3,306,761  $ 1,140,122  $ 1,082,552
Kings Manor                 543,531     547,348     306,287     282,713   1,964,870   1,586,015      939,722      815,406
Old Dutch Farms             233,833     339,227      71,200     127,408     777,385     966,286      250,496      442,052
Park of the Four
   Seasons                  585,678     691,856     292,047     301,272   1,809,553   1,922,730      927,537    1,029,409
                         ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                          2,266,530   2,510,156   1,037,980   1,031,460   7,418,561   7,781,792    3,257,877    3,369,419
Partnership Management:       5,751       2,006     (52,766)    (41,331)     11,933       5,467     (220,857)    (217,045)
Other expenses:                  --          --    (178,076)   (139,280)         --          --     (480,580)    (366,465)
Interest Expense                 --          --    (651,065)   (659,046)         --          --   (1,940,895)  (1,974,475)
Depreciation and
   Amortization                  --          --    (253,611)   (237,531)         --          --     (760,894)    (714,405)
                         ----------  ----------  ----------  ----------  ----------  ----------  -----------  -----------
                         $2,272,281  $2,512,162    ($97,538)   ($45,728) $7,430,494  $7,787,259    ($145,349) $    97,029

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Gross revenues decreased $239,881 to $2,272,281 in 2005, as compared to $2,512,162 in 2004. The decrease was the result of lower occupancy. As described in the Statements of Operations, total operating expenses were $188,071 lower, moving to $2,369,819 from $2,557,890. The decrease was due to a decrease in administrative, property operation and home sale expenses.

As a result of the aforementioned factors, Net loss increased $51,810 for the third quarter of 2005 compared to the same quarter of the prior year, moving from ($45,728) for 2004 to ($97,538) for 2005.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Gross revenues decreased $356,765 to $7,430,494 in 2005, as compared to $7,787,259 in 2004. The decrease was the result of lower occupancy. (See table in previous section.)

As described in the Statements of Operations, total operating expenses were $114,387 lower, moving from $7,690,230 in 2004 to $7,575,843 in 2005. The decrease was due to a decrease in administrative and property operations expenses.

As a result of the aforementioned factors, the Partnership had a net loss of $145,349 for the first nine months of 2005 compared to Net Income of $97,029 for the same period in 2004.

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

     Note Payable: At September 30, 2005 the Partnership had a note payable outstanding in the amount of $30,874,770. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

     Line-of-Credit: At September 30, 2005 the Partnership owed $660,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of one month LIBOR which was 5.63% as of September 30, 2005.

     Term-Note: The Partnership has borrowing availability in the form of an unsecured term note with National City Bank of the Midwest for $750,000 as of September 30, 2005. The note requires monthly payments of $12,500 plus interest at LIBOR plus 1.80% due five years from date of funding. The term note was established for the cost of the sewer connection at Old Dutch Farms.

     Line-of-Credit for Homes: At September 30, 2005 the partnership had a line of credit outstanding to an affiliated entity in the amount of $1,257,891, whereby interest is accrued at prime minus .5% (6.25% at September 30, 2005).

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

     See Note 2 of the Notes to Unaudited Financial Statements for Information concerning legal proceedings.

ITEM 6. EXHIBITS

EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1 Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002

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

                                        Uniprop Manufactured Housing Communities
                                        Income Fund, A Michigan Limited
                                        Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            A Michigan Limited Partnership,
                                            its General Partner


                                        BY: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, Principal Executive
                                            Officer


                                        BY: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal Financial
                                            Officer

Dated: November 10, 2005

                                  EXHIBIT INDEX

EXHIBIT No.                           EXHIBIT DESCRIPTION
-----------                           -------------------
EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934,
               as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule
               13a-14(a)/15d-14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1   Certification pursuant to 18 U.S.C Section 1350, as adopted to
               Section 906 of Sarbanes -Oxley Act of 2002