Form 10-K
period 2005-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2006-03-30
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005        Commission File No. 0-15940

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

                                 (248) 645-9220
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                      units of limited partnership interest

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [] No [x]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [] No [x]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large Accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                Yes [ ]   No [X]

The estimated aggregate Net Asset Value of the units as of March 1, 2006 (based on a 2006 appraisal of Partnership properties) held by non-affiliates was approximately $22,585,387. As of March 1, 2006 the number of units of limited partnership interest of the registrant outstanding was 30,000.

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

ITEM 1. BUSINESS

General Development of Business

         Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the "Partnership"), acquired, maintains, operates and ultimately will dispose of income producing residential real properties consisting of four manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

         On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the "Financing"). The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through July 2007; thereafter, the interest rate will be adjusted based on the provisions of the loan agreement. The loan may be prepaid without penalty beginning in January 2007. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and the Limited Partners continue to have an interest in the Partnership as only the original capital contributions were returned on March 26, 1997.

Financial Information About Industry Segment

         The Partnership's business and only industry segment is the operation of its four manufactured housing communities. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8 of this Form 10-K.

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

         Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,758 sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately seven communities offering approximately 3,483 sites competing with Kings Manor. Old Dutch Farms competes with approximately ten communities offering approximately 4,724 sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,193 sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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

Employees

         The Partnership employs three part-time employees to perform partnership management and investor relations services. The Partnership retains an affiliate, Uniprop AM, LLC, as the property manager for each of its Properties. Uniprop AM, LLC is paid a fee equal to the lesser of 5% of the annual gross receipts from each of the Properties or the amount which would be payable to unaffiliated third parties for comparable services. Uniprop AM, LLC retains local managers on behalf of the Partnership at each of the Properties. Salaries and fringe benefits of such local managers are paid by the Partnership and are not included in any property management fee payable to Uniprop AM, LLC. The yearly salaries and expenses for local managers range from $22,000 to $52,000. Local managers have no direct management authority; make no decisions regarding operations and act only in accordance with instructions from the property manager.

ITEM 1A. RISK FACTORS

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following risks and uncertainties could cause our business, financial condition or results of operations to be materially adversely affected. In that case, we might not be able to pay distributions on our Units, the net asset values of the Units could decline, and a Unit holder might lose all or a portion of its investment.

1. REAL ESTATE INVESTMENTS. The Partnership's investments are subject to the same risks generally incident to the ownership of real estate including: the uncertainty of cash flow to meet fixed or variable obligations, adverse changes in economic conditions, changes in the investment climate for real estate, adverse changes in local market conditions, changes in interest rates and the availability of mortgage funds or chattel financing, changes in real estate tax rates, governmental rules and regulations, acts of God and the inability to attract or retain residential tenants.

         Residential real estate, including manufactured housing communities, is subject to adverse housing pattern changes and uses, vandalism, rent controls, rising operating costs and adverse changes in local market conditions such as a decrease in demand for residential housing due to a decrease in employment. State governments also often regulate the relationship between manufactured housing community owners and residents.

2. THE GENERAL PARTNER AND ITS AFFILIATES HAVE CONFLICTS OF INTEREST. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the Unit holders, the directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to its owners. Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner. Conflicts of interest may arise between the General Partner and its affiliates and the Unit holders. As a result of these conflicts, the General Partner may favor its own interests and the interests of its affiliates over the interests of the Unit holders.

3. RELIANCE ON GENERAL PARTNER'S DIRECTION AND MANAGEMENT OF THE PROPERTIES. The success of the Partnership will, to a large extent, depend on the quality of the management of the Properties by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the Properties. To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership's financial results and operations may be adversely affected.

4. FEDERAL INCOME TAX RISKS. Federal income tax considerations will affect materially the economic consequences of an investment in the Properties. The tax consequences of the Partnership's activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership's financial results and its ability to make distributions to the Unit holders. Additionally, the tax benefits enjoyed by the Unit holders may be reduced or eliminated.

5. LIMITED LIQUIDITY OF THE UNITS. The transfer of Units is subject to certain limitations. The public market for such Units is limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

6. COMPETITION. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. Finally, the popularity and affordability of site built homes has also increased in recent years while the availability of chattel financing has decreased. These trends have resulted in increased competition for tenants to occupy the Partnership properties.

7. MANAGEMENT AND CONTROL OF PARTNERSHIP AFFAIRS. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. The Unit Holders do not have the right to participate in the management of the Partnership or its operations. However, the vote of Unit Holders holding more than 50% of the outstanding interests is required to: (a) amend the Partnership Agreement; (b) approve or disprove the sale in one, or a series of, transactions of all or substantially all of the assets of the Partnership; (c) dissolve the Partnership; (d) remove the General Partner; or (e) approve certain actions by the General Partner that the Consultant recommends against.

8. UNINSURED LOSSES. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership's ability to make distributions would be adversely affected.

9. ENVIRONMENTAL MATTERS. Because the Partnership deals with real estate, it is subject to various federal, state and local environmental laws, rules and regulations. Changes in such laws, rules and regulations may cause the Partnership to incur increased costs of compliance which may have a material adverse effect on the operations of the Partnership and its ability to make distributions to Unit holders.

10. NO GUARANTEE OF DISTRIBUTIONS. The General Partner may withhold cash for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership's business. A Unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit holder's share of the Partnership's taxable income, whether or not cash distributions are made by the Partnership. A Unit holder may not receive cash distributions from the Partnership equal to the holder's share of taxable income or even equal to the tax liability that results from the Unit holder's share of the Partnership's taxable income.

11. THE PARTNERSHIP MAY NOT BE ABLE TO GENERATE SUFFICIENT WORKING CAPITAL TO FUND ITS OPERATIONS. There can be no assurance that the Partnership will generate sufficient working capital from operations to operate the business or to fund distributions. Further, there can be no assurance that the Partnership will be able to borrow additional funds on terms favorable to the Partnership, if at all, to meet unanticipated working capital needs or to make distributions to the Unit holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

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


        PROPERTY NAME                  YEAR                        NUMBER
        AND LOCATION               CONSTRUCTED        ACREAGE     OF SITES
        -------------------------------------------------------------------
        Aztec Estates
        Sundial Circle
        Margate, FL                    1970             100          645
        -------------------------------------------------------------------
        Kings Manor
        State Road 84
        & Flamingo Road
        Ft. Lauderdale, FL             1972              45          314
        -------------------------------------------------------------------
        Old Dutch Farms
        Napier Road
        Novi, MI                       1972              47          293
        -------------------------------------------------------------------
        Park of the Four
          Seasons
        113th Ave, N.E.                1972             107          572
        Blaine, MN
        -------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

A group of current residents, on March 4, 2005 filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the General Partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The class action status of the Plaintiffs was denied by the Court. A number of residents did choose to pursue their claims individually. The Partnership is in the process of negotiating a settlement with the individual resident group and does not expect this matter to have a material, adverse effect on the Partnership's financial statements.

The City of Novi, Michigan, as of February 11, 2004 filed a lawsuit in the Circuit Court of Oakland County against the Partnership to compel the Old Dutch Farms community to connect to the City of Novi sanitary sewer system. In December of 2005, the Partnership completed the physical connection to the City's sanitary sewer system. In connecting to the City system, the Partnership paid connection fees of $730,653 to the City. The cost of connection was approximately $74,000. Removal of the current sanitary sewer system is expected to occur in 2006 for an estimated cost of approximately $65,000. As the old system was taken out of service in December of 2005, the net book value of approximately $264,000 was also written off in December 2005.

In connection with the sewer connection, the partnership has obtained an unsecured $750,000 term note payable to a bank requiring monthly principal payments of $12,500 plus interest at the one month LIBOR rate plus 1.8% and is due on October 19, 2010. The outstanding balance under this agreement was $737,500 at December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The voting privileges of the Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote with respect to the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets, except in the ordinary course of the Partnership's disposing of the Properties. Such matters must be approved by Limited Partners holding in the aggregate more than 50% of the then outstanding Units. During 2005, the Limited Partners were asked to and did approve payment of a fee to the General Partner in connection with a proposed mortgage refinancing. Because of the effects of Hurricane Wilma on Aztec Estates and Kings Manor, this transaction was cancelled and no refinancing fee was paid to the General Partner.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no established public trading market for the Units and it is not anticipated that one will ever develop. Each year, less than five percent of the Units are transferred including transfers on account of death or intra-family transfers. The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

         The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2006, the Properties were appraised at an aggregate fair market value of $62,850,000. Assuming a sale of the four properties at the appraised value in March 2006, less payment of 3.0% selling expenses, mortgage debt of $30,762,766, the $1,970,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is $22,585,387, or $752.85 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2005, the Partnership had 2,319 Limited Partners holding 30,000 Units.

The Partnership has no equity compensation plans.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                                 Distribution per              Distribution to
                              Limited Partnership Unit        General Partners
                              ------------------------        ----------------
Quarter Ended

March 31, 2005                        $3.00                        $181,000
June 30, 2005                         $3.00                        $184,000
September 30, 2005                    $3.00                        $184,000
December 31, 2005                     $ .00                        $161,500
March 31, 2004                        $3.00                        $181,000
June 30, 2004                         $3.00                        $181,000
September 30, 2004                    $3.00                        $181,000
December 31, 2004                     $3.00                        $181,000

The Partnership intends to declare quarterly distributions. However, distributions are determined by the General Partner and depend on the results of the Partnership's operations. During the Fourth Quarter of 2005, as fully described in Form 8-K filed on December 2, 2005, Hurricane Wilma interrupted the Partnership's operations by damaging physical property and damaging approximately 100 resident-owned homes in both Aztec Estates and Kings Manor. As a result of this damage, the planned mortgage refinancing has been cancelled. Further, clean-up costs, repair costs and interruption of rental income have all negatively impacted the Partnership's cash flow causing quarterly dividends to be temporarily suspended. Since the Hurricane, the Partnership has started to receive rental income from FEMA for home sites leased at Aztec Estates and has also received insurance proceeds to offset some of the costs associated with the Hurricane clean-up and the cancelled refinancing. Although the General Partner expects cash flows to improve during 2006, the timeframe for restoring distributions remains uncertain.

ITEM 6. SELECTED FINANCIAL DATA

         The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2005, 2004, 2003, 2002 and 2001:

                                  FISCAL YEAR          FISCAL YEAR          FISCAL YEAR          FISCAL YEAR          FISCAL YEAR
                                     ENDED                ENDED                ENDED                ENDED                ENDED
                                  DECEMBER 31,         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                      2005                 2004                2003                 2002                  2001
                                 ------------         ------------         ------------         ------------         ------------
Total Assets                     $ 19,094,555         $ 19,330,739         $ 20,446,593         $ 20,890,327         $ 21,354,052
                                 ============         ============         ============         ============         ============

Note Payable                     $ 30,762,766         $ 31,190,519         $ 31,576,444         $ 31,939,585         $ 32,273,332
                                 ============         ============         ============         ============         ============
Revenue                          $ 10,259,267         $ 10,430,726         $ 10,713,194         $ 10,797,708         $ 10,059,885

Expenses                          (11,287,475)         (10,324,437)          (9,905,031)          (9,793,992)          (9,138,331)
                                 ------------         ------------         ------------         ------------         ------------
Net (Loss) Income                $ (1,028,208)        $    106,289         $    808,163         $  1,003,716         $    921,554
                                 ============         ============         ============         ============         ============
Distributions to
Limited Partners,
per Unit                         $       9.00         $      12.00         $      12.00         $      12.00         $      11.75

Income (loss)
per Unit:
Class A                          $        (41)        $          9         $          9         $         15         $         13
Class B                          $          1         $         28         $         47         $         51         $         49

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

Liquidity

         The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs including debt service and capital reserves. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. Funds available beyond current and anticipated needs are distributed to the Partners quarterly. Since the damage caused by Hurricane Wilma and the resulting increase in costs, distributions have been reduced in the last quarter.

         While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to build cash reserves. As of December 31, 2005, the Partnership's cash balance amounted to $554,668. The amount of any funds placed in reserve is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

         The Partnership has a renewable line of credit of $1,000,000 with National City Bank of Michigan/Illinois that expires in 2006. The interest rate is 180 basis points above the One Month LIBOR rate (6.17% at December 31, 2005). As of December 31, 2005 the line of credit held a balance of $660,000. The primary purpose for the line of credit is to meet any short-term or seasonal cash flow needs. The Partnership plans to renew the line of credit at the expiration.

         The Partnership has a renewable $1,000,000 line of credit with Uniprop Homes, Inc, an affiliated entity, that expires in September 2006. The interest rate is the prime rate minus .5%. (6.75% at December 31, 2005). The sole purpose of this line of credit is to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. As of December 31, 2005, the outstanding balance on this line of credit was $829,287. The General Partner believes that continuing the model home program is in the best interest of the Partnership.

         The Partnership has an unsecured note with an affiliated entity that expires in January 2011 used for financing the purchase of managers' homes. Interest on the outstanding balance is charged at a fixed rate of 12%. The outstanding balance under this agreement was $91,427 as of December 31, 2005.

         The Partnership currently holds a term loan with a bank in the original amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest of 1.80% in excess of the one month LIBOR rate, which was 6.17% at December 31, 2005. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. The outstanding balance under this agreement was $737,500 as of December 31, 2005.

         On March 25, 1997, the Partnership completed the Financing pursuant to which the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties. The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through July 2007; thereafter, the interest rate will be adjusted based on the provisions of the note agreement. The loan may be prepaid without penalty beginning in January 2007. There are certain requirements contained in the note payable agreement. The note agreement permits the Partnership to obtain unsecured debt in the aggregate amount not to exceed three percent of the original note balance or $1,005,000. The Partnership was not in compliance with this requirement at December 31, 2005, however, has subsequently obtained a written waiver from the mortgage lender.

         On March 26, 1997, the Partnership distributed $30,000,000 of the financing proceeds to the Limited Partners, representing a full return of the original capital contributions of $1,000 per Unit held. The Partnership continues its operations and expects to be able to continue to pay cash distributions to the Limited Partners, although in amounts substantially lower than paid prior to the Financing, due to payment of debt service resulting from the Financing and reduced cash flow from operations. Limited Partners will continue to have an interest in the Partnership. Only the original capital contributions were returned on March 26, 1997.

         Future maturities on the note payable for the next five years are as follows: 2006 - $450,000; 2007 - $487,000, 2008 - $522,000; 2009 - $575,000 and
2010 - $648,000.

         The yearly Partnership Management Distribution due to the General Partner for 2005 was $646,000, or 1.0% of the 2005 appraised value of the properties held by the Partnership. Actual Partnership Management Distribution paid to the General Partner during 2005 was $643,000, a portion of which was calculated based on the 2004 appraised value of the properties held by the Partnership.

         The General Partner elected to make a total distribution of $337,500, during 2005, 80% of which, or $270,000 was paid to the Limited Partners and 20% of which, or $67,500 was paid to the General Partner as the Incentive Management Interest.

Results of Operations

         a. Distributions

         For the years ended December 31, 2005 and 2004, the Partnership paid distributions to Limited Partners of $9.00 and 12.00 per Unit held, or $270,000 and $360,000, respectively.

         The General Partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $646,000 annually based on current 2005 appraisals). Thereafter, distributions are made at the discretion of the General Partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $710,500, $716,375, and $689,375 during the years ended December 31, 2005, 2004, and 2003, respectively.

         b. Revenue

         The manufactured housing industry in general has experienced lower retail home sales over the last three years due to restrictive financing and to the ease at which site built homes can be acquired and financed. These adverse conditions caused the Partnership to experience a decline in occupancy levels resulting in gross revenue decreasing by $171,459 from 2005 to 2004.

         c. Net Income (loss)

         For the years ended December 31, 2005, 2004 and 2003, net (loss) income was ($1,028,208), $106,289 and $808,163 on total revenues of $10,259,267,
$10,430,726 and $10,713,194 respectively.

         Distributions to all Partners were $980,500, $1,076,375 and $1,049,375 for the years ended December 31, 2005, 2004, and 2003, respectively.

         d. Partnership Management

         Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $120,905, $116,323 and $113,289, in 2005, 2004 and 2003, respectively, to perform partnership management and investor relations services for the Partnership.

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

         The following table outlines our contractual obligations (in thousands) as of December 31, 2005.

                                      Totals         Yr 1        Yrs 2-3       Yrs 4-5         Over 5 Yrs
                                     -------        ------       -------       -------         ----------
Line-of-credit                       $   660        $  660
Term debt                            $   738        $  150        $  300        $ 288
Note payable--affiliate              $   921        $  844            34           43
Mortgages payable                    $30,762        $  450        $1,009        $1,223           $28,080
                                     -------        ------        ------        ------           -------
Total                                $33,081        $2,104        $1,343        $1,554           $28,080
                                     =======        ======        ======        ======           =======

The future payments listed above for long-term debt repayments exclude interest payments.

         g. Property Operations

         Overall, the four Properties had a combined average occupancy of 77% for the year ended December 31, 2005; as compared to 78% the year ended December 31, 2004; and 88% the year ended December 31, 2003. The average collected monthly rent for the year ended December 31, 2005 (not a weighted average) was approximately $490 per home-site as compared to $479 for the year ended December 31, 2004 and $468 for the year ended December 31, 2003.

                                  TOTAL                                          OCCUPANCY RATE
                                  SITES            OCCUPIED SITES                 AT DECEMBER 31              AVERAGE RENT
                                  -----      ---------------------------     ----------------------     ------------------------
                                             2005       2004       2003      2005     2004     2003     2005      2004      2003
                                             -----      -----      -----     ----     ----     ----     ----      ----      ----
Aztec Estates                       645        624        482        498      97%      75%      78%     $529      $517      $505
Kings Manor                         314        287        295        303      91       94       97       535       514       495
Old Dutch Farms                     293        155        201        252      53       69       86       450       450       448
Park 4 Seasons                      572        380        455        525      66       80       92       445       434       423
                                  -----      -----      -----      -----     ---      ---     ----     -----     -----     -----
     Overall                      1,824      1,446      1,433      1,578      77%      78%      88%     $490      $479      $468

         The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2005, 2004 and 2003.


                                                  GROSS REVENUE                              NET OPERATING (LOSS) INCOME
                                                                                                AND NET (LOSS) INCOME
                                  --------------------------------------------      --------------------------------------------
                                      2005             2004           2003               2005            2004            2003
                                  -----------      -----------     -----------      ------------    ------------    ------------
Aztec Estates                      $4,274,079       $4,431,458      $3,922,469      $  1,763,404    $  1,459,081    $  1,419,806
Kings Manor                         2,679,828        2,188,251       2,265,236         1,234,269       1,081,113       1,167,936
Old Dutch Farms                       968,920        1,229,045       1,431,640         (156,219)         502,302         750,094
Park of the Four Seasons            2,306,409        2,573,639       3,086,083         1,126,581       1,428,857       1,608,843
                                  -----------      -----------     -----------      ------------    ------------    ------------
                                  $10,229,236      $10,422,393     $10,705,428      $  3,968,035    $  4,471,353    $  4,946,679
Partnership
 Management                       $    30,031      $     8,333     $     7,766         (446,443)       (293,844)       (250,785)

Other
 Expenses                                                                              (698,604)       (488,124)       (294,459)

Interest Expense                                                                     (2,925,821)     (2,715,486)     (2,738,379)

Depreciation and
 Amortization                                                                          (925,375)       (867,610)       (854,893)
                                                                                   -------------    ------------    ------------

TOTAL:                            $10,259,267      $10,430,726     $10,713,194     $ (1,028,208)    $    106,289    $    808,163

         Net Operating Income ("NOI") is a non-GAAP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership's management as an indication of the Partnership's ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

         Total revenues decreased $171,459 or less than 2%, to $10,259,267 in 2005, compared to $10,430,726 in 2004. The decrease was primarily the result of lower occupancy levels for the year ended December 31, 2005. Rental revenues decreased $433,933 for the year ended December 31, 2005.

         The Partnership's operating expenses increased $963,038, from $10,324,437 in 2004, to $11,287,475 in 2005. The increase was primarily the result of higher property operations expense including a $264,000 disposal cost of the waste water treatment plant at Old Dutch Farms, higher home sale expense due to an inventory impairment charge of $209,000 and $248,000 of higher interest expense relating to the cancelled refinancing.

         As a result of the aforementioned factors, the Partnership had a net loss of $1,028,208 in 2005, compared to net income of $106,289 in 2004.

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

         As a result of the aforementioned factors, net income decreased $701,874 from $808,163 in 2003 to $106,289 in 2004.

IMPORTANT DISCLOSURES

         The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

         During 2005, industry conditions remained depressed due to the lack of available retail financing as well as the ease of financing site-built homes. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2005. The increase in foreclosures has created a surplus of pre-owned homes for sale in the market place. The availability of pre-owned home inventory contributed to the reduced number of new homes purchased for the industry as a whole.

         The surplus of pre-owned homes available in the market has presented an opportunity for the Partnership to purchase homes at low prices. On a limited basis, these homes have been purchased by the Partnership and reviewed on a case by case basis for retail sale. The maximum term of the retail contracts provided by the Partnership is twelve years, significantly less than is generally available from retail lenders. This shorter amortization period allows for a faster return of principal and reduces the risk of loss through repossession. The total amount of retail loans made by the Partnership and outstanding at this time is not material relative to the total assets and revenues of the Partnership. The General Partner believes its retail sales and financing activity will help to increase occupancy and thereby rental income. To date, the delinquency and default rates of the retail loans are not significant. However the General Partner will continue to monitor the portfolio and adjust its underwriting criteria accordingly.

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

         Note Payable: At December 31, 2005 the Partnership had a note payable outstanding in the amount of $30,762,766. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

         Line-of-Credit: At December 31, 2005 the Partnership owed $660,000 pursuant to its line-of-credit agreement, whereby interest is accrued at a variable rate of 1.80% in excess of the One Month LIBOR rate. As of December 31, 2005 the one month LIBOR rate was 4.37%.

         Term Loan: At December 31, 2005 the Partnership holds a term loan with National City Bank of the Midwest in the original amount of $750,000. Interest on this note is accrued at a variable rate of 1.80% in excess of the One Month LIBOR rate. This line of credit was established for the cost of the sewer connection at Old Dutch Farms. As of December 31, 2005, the outstanding balance was $737,500 and the One Month LIBOR rate was 4.37%.

         Line-of-Credit for Homes: At December 31, 2005 the partnership had a note payable outstanding to an affiliated entity in the amount of $829,287, whereby interest is accrued at the prime rate minus .5% (6.75 at December 31, 2005).

         Note Payable -- Affiliate: At December 31, 2005 the partnership has an unsecured note payable outstanding to an affiliated entity in the amount of $91,427, whereby interest is charged at a fixed rate of 12%. This note was established to finance the purchase of manager's homes.

         A 10% adverse change in interest rates on the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of less than $20,000.

         The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Partnership's financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, and supplementary data are filed with this Report:

         (i)      Report of Independent Registered Public Accounting Firm

         (ii)     Balance Sheets as of December 31, 2005 and 2004.

         (iii) Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003

         (iv) Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2005, 2004 and 2003

         (v) Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership's two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a -- 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the-evaluation date) the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a -- 14(c) under the Securities Exchange Act of 1934 ("the Exchange Act")). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership's disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There was no change in the Partnership's internal control over financial reporting during its most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

         Paul M. Zlotoff, 56, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is currently Director/Chairman of Uniprop, Inc. which is the General Partner of Genesis Associates Limited Partnership Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the General Partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

         The following individuals are the directors and officers of P.I. Associates Corp.:

Name and Age                                Position Held
------------                                -------------
Paul M. Zlotoff, 56                         Director and President

Joel Schwartz, 44                           Secretary/Treasurer

Robert Sher, 55                             Director

Roger Zlotoff, 45                           Vice President

         Joel Schwartz CPA, 44, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA's from 1983 to 1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The Partnership is a limited partnership formed pursuant to the Michigan Uniform Limited Partnership Act, as amended. The General Partner, P.I. Associates Limited Partnership is vested with full authority as to the general management and supervision of the business and other affairs of the Partnership, subject to certain constraints in the partnership agreement and consulting agreement. Limited Partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. To the Partnership's knowledge, no person owns of record or beneficially, more than five percent of the Partnership's Units.

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

         The Partnership paid and will continue to pay an Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply, and the payment of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2005, the General Partner had received a distribution of $67,500. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

         The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2005 aggregate appraised value of $64,600,000, the Partnership Management Distribution due to the General Partner was $646,000. The Partnership Management Distribution paid to the General Partner during 2005 was $643,000, a portion of which was calculated on the 2004 aggregate appraised value of $63,400,000. Based on the Properties' March 2006 aggregate appraised value of $62,850,000, the Partnership Management Distribution due the General Partner for the Partnership's 2006 fiscal year will be $628,500 (62,850,000 x 1.0% = $628,500).

         Uniprop AM, LLC, an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $407,200. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $120,905 for performing partnership management and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time. Uniprop Inc. had been the Partnership's management entity until it was replaced by Uniprop AM, LLC in 2003. Uniprop Homes, Inc., an affiliate of the General Partner, received commissions totaling $104,234 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2005. The Partnership also retained BDO Seidman LLP to provide other services in 2005.

The Aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.


                                              2005                 2004
                                            -------              -------
        (1)  Audit Fees                     $23,600              $22,200
        (2)  Audit-Related Fees             $     0              $     0
        (3)  Tax Fees                       $12,500              $12,500
        (4)  All Other Fees                 $     0              $     0
        (5)  Total                          $36,100              $34,700


AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and partners Schedule K-1 processing. The services performed by BDO Seidman in 2005 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)      Financial Statements

         (1) The following financial statements and related documents are filed with this Report:

                  (i)      Report of Independent Registered Public Accounting
                           Firm

                  (ii)     Balance Sheets as of December 31, 2005 and 2004.

                  (iii) Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003

                  (iv) Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2005, 2004 and 2003

                  (v) Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003

         (2) The following financial statement schedule is filed with this report:

                           Schedule III - Real Estate and Accumulated
                           Depreciation for the fiscal years ended December 31, 2005, 2004 and 2003

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

         10(b) Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

         10(i) Term Loan between the Partnership and National City Bank of the Midwest dated October 19, 2005

         28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities as of March 1, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Uniprop Manufactured Housing
 Communities Income Fund
 (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2005 and 2004, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein.

                                                           /s/ BDO Seidman, LLP


Troy, Michigan
March 15, 2006

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------


 December 31,                                         2005             2004
--------------------------------------------------------------------------------

 ASSETS
 PROPERTY AND EQUIPMENT
    Buildings and improvements                   $ 26,509,706      $ 25,898,324
    Land                                            5,280,000         5,280,000
    Furniture and equipment                           241,169           229,879
-------------------------------------------------------------------------------
                                                   32,030,875        31,408,203
    Less accumulated depreciation                  15,504,359        14,734,193
-------------------------------------------------------------------------------
 NET PROPERTY AND EQUIPMENT                        16,526,516        16,674,010
 Cash                                                 554,668           200,760
 Cash - security deposit escrow                       305,158           305,158
 Manufactured homes and improvements                  996,878         1,204,892
 Unamortized financing costs                          108,548           194,548
 Other assets                                         602,787           751,371
-------------------------------------------------------------------------------
                                                 $ 19,094,555      $ 19,330,739
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' DEFICIT
Note payable                                     $ 30,762,766      $ 31,190,519
Notes payable - bank                                1,397,500            40,000
Notes payable - affiliate                             920,714           565,190
Accounts payable                                      695,415           176,661
Other liabilities                                     676,551           708,052
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                  34,452,946        32,680,422
-------------------------------------------------------------------------------
PARTNERS' EQUITY (DEFICIT)
   Class A limited partners                       (10,920,514)       (9,907,130)
   Class B limited partners                         1,362,375         1,441,557
   General partner                                 (5,800,252)       (4,884,110)
-------------------------------------------------------------------------------
TOTAL PARTNERS' DEFICIT                           (15,358,391)      (13,349,683)
-------------------------------------------------------------------------------
                                                 $ 19,094,555      $ 19,330,739
-------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.



                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                        STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------




   Year Ended December 31,                                2005            2004            2003
----------------------------------------------------------------------------------------------
  REVENUE
     Rental                                       $  7,575,839    $  8,009,772    $  8,255,857
     Home sale income                                2,066,230       1,981,493       1,980,043
     Other                                             617,198         439,461         477,294
----------------------------------------------------------------------------------------------
                                                    10,259,267      10,430,726      10,713,194
----------------------------------------------------------------------------------------------
  OPERATING EXPENSES
    Administrative                                   2,159,096       2,070,613       1,925,496
     Property taxes                                  1,003,313         964,275         958,023
    Utilities                                          542,675         537,220         513,806
    Property operations                              1,583,420       1,258,566       1,153,281
    Depreciation                                       925,375         867,610         854,893
    Interest                                         2,925,821       2,715,486       2,738,379
    Home sale expense                                2,147,775       1,910,667       1,761,153
----------------------------------------------------------------------------------------------
                                                    11,287,475      10,324,437       9,905,031
----------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                                $ (1,028,208)   $    106,289    $    808,163
----------------------------------------------------------------------------------------------
 INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
    Class A                                       $     (41.09)   $      (9.45)   $       9.43
    Class B                                       $        .90    $      28.27    $      46.64
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT
      Class A                                     $       9.00    $      12.00    $      12.00
      Class B                                     $       9.00    $      12.00    $      12.00
NUMBER OF LIMITED PARTNERSHIP UNITS OUTSTANDING
      Class A                                           20,230          20,230          20,230
      Class B                                            9,770           9,770           9,770
NET INCOME (LOSS) ALLOCABLE TO GENERAL PARTNER    $   (205,642)   $     21,258    $    161,633
DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER        $    710,500    $    716,375    $    689,375
----------------------------------------------------------------------------------------------
                                               See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                        STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


--------------------------------------------------------------------------------


                                                                                        TOTAL
                                                      Class A          Class B       PARTNERS'
                                     General          Limited          Limited         EQUITY
                                     Partner          Partners         Partners      (DEFICIT)
----------------------------------------------------------------------------------------------
BALANCE, January 1, 2003         $ (3,661,251)   $ (9,421,318)   $    944,184    $(12,138,385)
Distributions to partners            (689,375)       (242,760)       (117,240)     (1,049,375)
Net income for the year               161,633         190,844         455,686         808,163
----------------------------------------------------------------------------------------------
BALANCE, December 31, 2003         (4,188,993)     (9,473,234)      1,282,630     (12,379,597)
Distributions to partners            (716,375)       (242,760)       (117,240)     (1,076,375)
Net income (loss) for the year         21,258        (191,136)        276,167         106,289
----------------------------------------------------------------------------------------------
BALANCE, December 31, 2004         (4,884,110)     (9,907,130)      1,441,557     (13,349,683)
Distributions to partners            (710,500)       (182,070)        (87,930)       (980,500)
Net income (loss) for the year       (205,642)       (831,314)          8,748      (1,028,208)
----------------------------------------------------------------------------------------------
BALANCE, December 31, 2005       $ (5,800,252)   $(10,920,514)   $  1,362,375    $(15,358,391)
----------------------------------------------------------------------------------------------
                                               See accompanying notes to financial statements.


                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                        STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
 Year Ended December 31,                                    2005          2004            2003
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $(1,028,208)   $   106,289    $   808,163
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities
          Depreciation                                   925,375        867,610        854,893
          Amortization                                    86,000         86,000         86,000
          Loss on disposal of equipment                  264,004           --             --
          Decrease (increase) in homes and
            improvements                                 208,014        (27,070)      (160,028)
          Decrease (increase) in other assets            148,584        506,941       (530,662)
          Increase in accounts payable                   518,754         27,448         29,209
          (Decrease) increase in other liabilities       (31,501)      (177,481)       112,165
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              1,091,022      1,389,737      1,199,740
----------------------------------------------------------------------------------------------
 CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                 (1,041,885)      (355,290)      (175,253)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                            (980,500)    (1,076,375)    (1,049,375)
   Repayment of note payable                            (427,753)      (385,925)      (363,141)
   Net proceeds (payments) under line of credit          620,000       (195,000)        39,245
   Proceeds from note payable - bank                     737,500           --             --
   Net proceeds from note payable - affiliate            355,524        565,190           --
----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                            304,771     (1,092,110)    (1,373,271)
----------------------------------------------------------------------------------------------
      NET INCREASE (DECREASE) IN CASH                    353,908        (57,663)      (348,784)
      CASH, at beginning of year                         200,760        258,423        607,207
----------------------------------------------------------------------------------------------
      CASH, at end of year                           $   554,668    $   200,760    $   258,423
----------------------------------------------------------------------------------------------
                                               See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


1. SUMMARY OF ACCOUNTING      ORGANIZATION AND BUSINESS
   POLICIES

                              Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the "Partnership") acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of four manufactured housing communities (the "properties") located in Florida, Minnesota and Michigan. The Partnership was organized and formed under the laws of the State of Michigan on May 16,1985.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                              Accumulated depreciation for tax purposes was $17,753,179 and $17,222,420 as of December 31,
                              2005 and 2004, respectively.

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

                              Reclassifications

                              Certain amounts in prior years' financial statements have been reclassified to conform to current year's presentation.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


2.   OTHER ASSETS               At December 31, 2005 and 2004, "Other Assets"
                              included cash of approximately $229,000 and $362,000, respectively, in an escrow account for property taxes, capital improvements, and debt service payments, as required by the Partnership's note payable agreement, which is restricted from operating use.


3.   NOTE PAYABLE             In 1997, the Partnership entered into a
                              $33,500,000 note payable agreement. The proceeds of the note were used primarily to return to the limited partners their original $30,000,000 capital contribution, to pay certain amounts to the general partner as described in Note 7, and to pay related financing costs. The borrowings are secured by mortgages on the Partnership's properties and the assignment of all current and future leases and rents. The note is payable in monthly installments of $251,439, including interest, through March 2027. The interest rate is 8.24% per annum through July 2007; thereafter, the interest rate will be adjusted based on the provisions of the note agreement. The loan may be prepaid without penalty beginning in January 2007.
                              The note agreement permits the Partnership to obtain unsecured debt in the aggregate amount not to exceed three percent of the original note balance or $1,005,000. The Partnership was not in compliance with this requirement at December 31, 2005, however, has subsequently obtained a written waiver from the mortgage lender.

                              Future maturities on the note payable for the next five years are as follows: 2006 - $450,000; 2007 - $487,000; 2008 - $522,000; 2009 - $575,000; and
                              2010 - $648,000.

4.   NOTES PAYABLE -
     AFFILIATE                The Partnership has an unsecured $1,000,000
                              revolving line-of-credit with an affiliated entity that expires in September 2006. Interest on outstanding balances is charged at the prime rate less 1/2% (6.75% at December 31, 2005). The balance outstanding under this agreement was $829,287 at December 31, 2005.

                              The Partnership has an unsecured note with an affiliated entity that expires in January 2011 used for financing the purchase of manager's homes. Interest on the outstanding balance is charged at a fixed rate of 12%. The balance outstanding under this agreement was $91,427 at December 31, 2005.

                              Future maturities on the note payable for the next five years are as follows: 2006 - $844,000; 2007 - $16,000; 2008 - $18,000; 2009 - $20,000; and 2010
                              - $23,000.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


5.   NOTE PAYABLE - BANK      The Partnership currently has an unsecured
                              $1,000,000 revolving line-of-credit agreement with a bank that expires in October 2006. Interest on outstanding balances is charged at 1.80% in excess of the one month LIBOR rate; the Partnership's interest rate at December 31, 2005 was 6.17%. The balance outstanding under this agreement was $660,000 at December 31, 2005.

                              The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership's interest rate at December 31, 2005 was 6.17%. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. As of December 31, 2005, the outstanding balance was $737,500.

                              Future maturities on the note payable for the next five years are as follows: 2006 - $810,000; 2007 - $150,000; 2008 - $150,000; 2009 -$150,000; and
                              2010- $138,000.

6.   OTHER LIABILITIES        Other liabilities consisted of:




                              December 31,                    2005          2004
                              --------------------------------------------------

                              Tenants' security deposits   $ 468,790   $ 512,967
                              Accrued interest               147,865     149,922
                              Other                           59,896      45,163
                              --------------------------------------------------
                              TOTAL                        $ 676,551   $ 708,052
                              --------------------------------------------------

7.   RELATED PARTY            Management Agreement
     TRANSACTIONS
                              The Partnership has an agreement with an affiliate of the general partner to manage the properties owned by the Partnership. The management agreement is automatically renewable annually, but may be terminated by either party upon sixty days written notice. The property management fee is the lesser of 5% of annual gross receipts from the properties managed, or the amount which would be payable to an unaffiliated third party for comparable services.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



                              Fees and Expenses

                              During the years ended December 31, 2005, 2004 and 2003 the affiliate earned property management fees of $407,200, $421,356, and $435,846, respectively, as permitted in the Agreement of Limited
                              Partnership. These fees are included with "Administrative" expenses in the respective statements of operations. The Partnership owed $3,800 to and was due $5,244 by the affiliate at December 31, 2005 and 2004, respectively.

                              Contingent Purchase Price

                              The general partner of P.I Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other distribution of one or more of the properties, but only after the receipt by the limited partners of any shortfall in their 9% cumulative preferred return, plus the return of their adjusted capital contribution.

                              Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 2, the Partnership used a portion of the proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price. The total remaining contingent purchase price will not exceed $1,970,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2005.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


8.   RECONCILIATION OF       Year Ended
     FINANCIAL STATEMENT     December 31,         2005      2004       2003
     INCOME AND TAXABLE      --------------------------------------------------
     INCOME
                             Income (loss)
                              per the
                              financial
                              statements      $(1,028,208) $ 106,289  $ 808,163

                             Adjustments to
                              depreciation
                              for difference
                              in methods         285,896    (285,800) (507,707)


                             Adjustments for
                              prepaid rent,
                              meals and
                              entertainment       10,369      (9,426)    10,834
                             ---------------------------------------------------
                             Income (Loss)
                              Per  the
                              Partnership's
                              Tax Return      $ (731,943) $ (188,937) $ 311,290
                             ---------------------------------------------------

9.   PARTNERS' CAPITAL        Subject to the orders of priority under certain
                              specified conditions more folly described in the Agreement of Limited Partnership (as amended on
                              February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

                              Distributions

                              The general partner receives a quarterly
                              Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $646,000 annually based on current 2005 appraisals). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                              Allocation of Net Income (Loss)

                              Net income (loss) is to be allocated in the same manner as distributions except that:

                              a) Depreciation expense is allocated only to the
                                 general partner and the Class A (taxable) limited partners and,

                              b) In all cases, the general partner is to be
                                 allocated at least 1% of all Partnership items.

10.  SUPPLEMENTAL CASH        Cash paid for interest totaled approximately
     FLOW INFORMATION         $2,842,000, $2,631,000, and $2,654,000, in 2005,
                              2004 and 2003, respectively.

11.  INTERIM RESULTS          The following summary represents the unaudited
     (UNAUDITED)              results of operations of the Partnership,
                              expressed in thousands except per unit amounts, for the periods from January 1, 2003 through December 31, 2005:


                                                           Three Months Ended
                    -------------------------------------------------------------------------------------
                    2005                       March 31,        June 30,    September 30,    December 31,
                    -------------------------------------------------------------------------------------
                    REVENUES                    $  2,436       $ 2,721     $ 2,272            $  2,830
                    -------------------------------------------------------------------------------------
                    NET INCOME (LOSS)           $    (58)      $    10     $   (98)           $   (882)
                    -------------------------------------------------------------------------------------
                    INCOME (LOSS) PER LIMITED
                    PARTNERSHIP UNIT
                         Class A                $     (5)      $    (3)    $    (6)           $    (27)
                         Class B                $      5       $     7     $     4            $    (15)
                    -------------------------------------------------------------------------------------

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



                                                                Three Months Ended

                    2004                         March 31,     June 30,      September 30,   December 31,
---------------------------------------------------------------------------------------------------------
                    REVENUES                     $ 2,358     $  2,917        $ 2,512          $ 2,644
---------------------------------------------------------------------------------------------------------
                    NET INCOME (LOSS)            $    36     $    106        $   (46)         $    10
---------------------------------------------------------------------------------------------------------
                    INCOME (LOSS) PER LIMITED
                     PARTNERSHIP UNIT
                       Class A                   $   (2)     $     -         $    (4)         $    (3)
                       Class B                   $    7      $     9         $     5          $     7
---------------------------------------------------------------------------------------------------------

12.  MATERIAL FOURTH
     QUARTER                  During 2005, the Partnership made adjustments
     ADJUSTMENTS              which are material to the fourth quarter results.
                              These adjustments included writedowns to fair value of manufactured homes totaling approximately
                              $209,000 due to changing market conditions, amortization of financing costs totaling approximately $248,000 relating to a refinancing that fell through in the fourth quarter, and write-off of property and equipment totaling approximately $264,000, due to disposal of a sewer plant.


13.  CONTINGENCIES            On March 4, 2005, a group of current residents
                              filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the general partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The class action status of the Plaintiffs was denied by the Court. A number of residents did choose to pursue their claims individually. The Partnership is in the process of negotiating a settlement with the individual resident group and does not expect this matter to have a material adverse effect on the Partnership's financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)


                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 2005


--------------------------------------------------------------------------------


  Column A        Column B                    Column C                    Column D
-----------------------------------------------------------------------------------------------------
                                                                                             Costs
                                                                                       Capitalized
                                                                                     Subsequent to
                                                 Initial Cost                          Acquisition
                                          ----------------------------             ------------------
                                                        Buildings and                Buildings and
Description            Encumbrance        Land           Improvements      Land       Improvements
-----------------------------------------------------------------------------------------------------
Aztec Estates
(Margate, FL)          $ 11,639,367    $ 2,199,868      $    8,799,475    $            $ 2,036,715

Kings Manor
(Ft. Lauderdale,
 FL)                      5,873,220        847,923           3,391,694                     623,217

Park of the Four
 Seasons
 (Blaine, MN)             7,984,579      1,508,121           6,032,483                   1,051,729

Old Dutch Farms
 (Novi, MI)               5,265,600        724,088           2,896,348                   1,678,045
-----------------------------------------------------------------------------------------------------
                       $ 30,762,766    $ 5,280,000         $21,120,000    $            $ 5,389,706







                                  Column E                         Column F         Column G         Column H
--------------------------------------------------------------------------------------------------------------------
                        Gross Amount at Which Carried                                                  Life on Which
                             at Close of Period                                                      Depreciation in
                 ------------------------------------------                                            Latest Income
                               Buildings and                       Accumulated           Date           Statement is
Description        Land         Improvements     Total             Depreciation      Acquired               Computed
--------------------------------------------------------------------------------------------------------------------
Aztec Estates
(Margate, FL)    $ 2,199,868   $ 10,836,190    $ 13,036,058        $ 6,241,864          1986             30 years

Kings Manor
(Ft. Lauderdale,
 FL                  847,923      4,014,911       4,862,834          2,436,160          1986             30 years

Park of the Four
 Seasons
 (Blaine, MN)      1,508,121      7,084,212       8,592,333          4,312,769          1986             30 years

Old Dutch Farms
 (Novi, MI)          724,088      4,574,393       5,298,481          2,302,228          1986             30 years
--------------------------------------------------------------------------------------------------------------------
                 $ 5,280,000   $ 26,509,706    $ 31,789,706       $ 15,293,021
--------------------------------------------------------------------------------------------------------------------

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2005


--------------------------------------------------------------------------------


1.   RECONCILIATION OF        The following table reconciles buildings and
     BUILDINGS                improvements from January 1, 2003 to
     AND IMPROVEMENTS         December 31, 2005:


                                                                   2005             2004           2003
                             --------------------------------------------------------------------------
                             BALANCE, at January 1         $ 25,898,324     $ 25,554,395   $ 25,384,146
                             Additions to buildings and       1,034,512          343,929        170,249
                              improvements
                             Cost of assets disposed           (423,130)              _               _
                             --------------------------------------------------------------------------
                             BALANCE, at December 31       $ 26,509,706     $ 25,898,324   $ 25,554,395
                             --------------------------------------------------------------------------



2.   RECONCILIATION OF      There were no additions to land during this
     ACCUMULATED            three-year period. The following table reconciles
     DEPRECIATION           the accumulated depreciation from January 1, 2003 to
                            December 31, 2005:






                                                                              2005               2004            2003
                             -----------------------------------------------------------------------------------------
                             BALANCE, at January 1                     $ 14,533,398      $ 13,681,094     $ 12,846,019
                             Current year depreciation expense              918,749           852,304          835,075
                             Accumulated depreciation on disposed          (159,126)                _                _
                              assets
                             -----------------------------------------------------------------------------------------
                             BALANCE, at December 31                   $ 15,293,021       $ 14,533,398    $ 13,681,094
                             -----------------------------------------------------------------------------------------

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

                                   Uniprop Manufactured Housing Communities
                                   Income Fund, a Michigan Limited Partnership

                                   BY: P.I. Associates Limited Partnership, General Partner


                                   BY:     GP P.I. Associates Corp.,
                                           General Partner



                                           BY: /s/ Paul M. Zlotoff
                                               -------------------------------
Dated: March 18, 2006                          Paul M. Zlotoff, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Joel Schwartz                       By: /s/ Paul M. Zlotoff
   -------------------------------             --------------------------------
      Joel Schwartz                             Paul M. Zlotoff
    (Principal Financial Officer)               (Principal Executive Officer,
                                                President & Director of
                                                GP P.I. Associates Corp.)



By: /s/ Susann E. Szepytowski
    -----------------------------
    Susann E. Szepytowski
    (Chief Accounting Officer)

Dated: March 24, 2006

                                  EXHIBIT INDEX


           DESCRIPTION                                                   METHOD OF FILING
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

3(b)       Agreement of Limited Partnership                              Incorporated by reference to
           for the Partnership                                           The Registration Statement.

3(c)       Certificate of Amendment to                                   Incorporated by reference to
           the Certificate of Limited                                    Form 10-K for fiscal year
           Partnership for the Partnership                               ended December 31, 1992.
           (originally filed with Form 10-Q for
            the fiscal Quarter ended June 30, 1986).

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

10(a)      Form of Management Agreement between the                      Incorporated by reference to
           Partnership and Uniprop AM, LLC                               The Registration Statement.

10(b)      Second Amended Consulting                                     Filed herewith
           Agreement between the
           Partnership, the General
           Partner and Consultant

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

10(f)      Refinancing loan Agreement between                            Incorporated by reference to Form
           the Partnership and Nomura Asset                              10-K for fiscal year ended
           Capital Corporation March 24, 1997                            December 1997

10(g)      Line of Credit Loan Agreement between                         Incorporated by reference to Form
           the Partnership and National City Bank of                     10-K for fiscal year ended
           Michigan/Illinois dated                                       December 1997
           August 24, 1994


10(h)      Line of Credit Loan between the                               Incorporated by reference to Form
           Partnership and Uniprop                                       10-K for fiscal year ended
           Homes dated August 8,                                         December 2004
           2004

10(i)      Term Loan between the                                         Filed herewith

           Partnership and National
           City Bank of the Midwest
           dated October 19, 2005

28         Letter summary of the estimated fair                          Filed herewith
           market values of the Partnership's
           nine manufactured housing
           communities, as of March 1, 2006.

31.1       Certificate of Principal Executive                            Filed herewith.
           Officer pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

31.2       Certificate of Principal Financial                            Filed herewith.
           Officer pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002

*32.1      Certification Pursuant to Section 906                         Filed herewith.
           of the Sarbanes-Oxley Act of 2002

*32.2      Certification Pursuant to Section 906                         Filed herewith.
           of the Sarbanes-Oxley Act of 2002

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.