Form 10-Q
period 2006-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2006-05-12
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006                 Commission File No. 0-15940

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005      3

         Statements of Operations Three months ended March 31, 2006
         and 2005 (Unaudited)                                                 4

         Statement of Partner's Equity (Deficit) Three months ended
         March 31, 2006 (Unaudited)                                           4

         Statements of Cash Flows Three months ended March 31, 2006
         and 2005 (Unaudited)                                                 5

         Notes to Financial Statements March 31, 2006 (Unaudited)             6

ITEM 1A. RISK FACTORS                                                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          12

ITEM 4.  CONTROLS AND PROCEDURES                                             13

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   13

ITEM 6.  EXHIBITS                                                            13

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                        MARCH 31, 2006   DECEMBER 31, 2005
------                                        --------------   -----------------
                                               (UNAUDITED)
Properties:
   Land                                         $ 5,280,000       $ 5,280,000
   Buildings And Improvements                    26,568,826        26,509,706
   Furniture And Fixtures                           250,094           241,169
                                                -----------       -----------
                                                 32,098,920        32,030,875
   Less Accumulated Depreciation                 15,736,296        15,504,359
                                                -----------       -----------
                                                 16,362,624        16,526,516
Cash And Cash Equivalents                           192,474           554,668
Cash - Security Escrow                              305,158           305,158
Unamortized Finance Costs                            87,048           108,548
Manufactured Homes and Improvements                  36,569           996,878
Other Assets                                        968,406           602,787
                                                -----------       -----------
Total Assets                                    $17,952,279       $19,094,555
                                               -----------        -----------

LIABILITIES AND PARTNERS' DEFICIT             MARCH 31, 2006   DECEMBER 31, 2005
---------------------------------             --------------   -----------------
                                                (UNAUDITED)
Note Payable-Bank                              $  1,360,000      $  1,397,500
Accounts Payable                                    462,598           695,415
Other Liabilities                                   961,608           676,551
Note Payable-Affiliate                               89,177           920,714
Mortgage Payable                                 30,641,501        30,762,766
                                               ------------      ------------
Total Liabilities                              $ 33,514,884      $ 34,452,946
Partners' Equity (Deficit) :
   General Partner                               (5,921,095)       (5,800,252)
   Class A Limited Partners                     (11,042,766)      (10,920,514)
   Class B Limited Partners                       1,401,256         1,362,375
                                               ------------      ------------
Total Partners' Deficit                         (15,562,605)      (15,358,391)
                                               ------------      ------------
Total Liabilities And
   Partners' Deficit                           $ 17,952,279      $ 19,094,555
                                               ------------      ------------

                        See Notes to Financial Statements

               UNIPROP MANUFACTURED HOUSING COMMUNITES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                     THREE MONTHS ENDED
                                                              -------------------------------
                                                              March 31, 2006   March 31, 2005
                                                              --------------   --------------
                                                                (Unaudited)      (Unaudited)
Income:
   Rental Income                                                $1,835,396       $1,938,347
   Home Sale Income                                                954,654          394,700
   Other                                                           407,960          103,262
                                                                ----------       ----------
Total Income                                                    $3,198,010       $2,436,309
                                                                ----------       ----------

Operating Expenses:
   Administrative Expenses
   (Including  $107,343 and $101,811 in Property Management
   Fees Paid to An Affiliate for the Three Month Period
   Ended March 31, 2006 and 2005, Respectively)                    665,465          502,452
   Property Taxes                                                  251,793          244,308
   Utilities                                                       161,649          141,221
   Property Operations                                             290,294          312,316
   Depreciation                                                    231,937          232,399
   Interest                                                        696,630          662,884
   Home Sale Expense                                             1,004,456          399,070
                                                                ----------       ----------
Total Operating Expenses                                        $3,302,224       $2,494,650
                                                                ----------       ----------
Net (Loss)                                                       ($104,214)        ($58,341)
                                                                ----------       ----------
Income (Loss) Per Limited Partnership Unit:
   Class A                                                          ($6.04)          ($4.83)
   Class B                                                      $     3.98       $     5.22

Distribution Per Limited Partnership Unit
   Class A                                                      $     0.00       $     3.00
   Class B                                                      $     0.00       $     3.00

Weighted Average Number Of Limited
   Partnership Units Outstanding
   Class A                                                          20,230           20,230
   Class B                                                           9,770            9,770

STATEMENT OF PARTNER'S EQUITY (DEFICIT) (UNAUDITED)

                                            Total      General Partner   Class A Limited   Class B Limited
                                         -----------   ---------------   ---------------   ---------------
Beginning Balance of December 31, 2005   (15,358,391)    (5,800,252)       (10,920,514)       1,362,375
Net Income (Loss)                           (104,214)       (20,843)          (122,252)          38,881
Distributions                               (100,000)      (100,000)                 0                0
                                         -----------     ----------        -----------        ---------
BALANCE AS OF MARCH 31, 2006             (15,562,605)    (5,921,095)       (11,042,766)       1,401,256

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                             -------------------------------
                                                             March 31, 2006   March 31, 2005
                                                             --------------   --------------
Cash Flows From Operating Activities:
   Net (Loss)                                                  ($104,214)       ($ 58,341)
                                                               ---------        ---------
Adjustments To Reconcile Net (Loss)
   To Net Cash Provided By
   Operating Activities:
   Depreciation                                                  231,937          232,399
   Amortization                                                   21,500           21,500
   (Increase) Decrease in Homes and Improvements                 204,130           31,945
   (Increase) Decrease In Other Assets                          (365,619)        (318,514)
   Increase  (Decrease) In Accounts Payable                     (232,817)          40,469
   Increase (Decrease)  In Other Liabilities                     285,057          221,518
                                                               ---------        ---------
Total Adjustments:                                               144,188          229,317
                                                               ---------        ---------
   Net Cash Provided By
      Operating Activities                                        39,974          170,976
                                                               ---------        ---------
Cash Flows Used In Investing  Activities:
   Capital Expenditures                                          (68,045)        (143,803)
                                                               ---------        ---------
Cash Flows From Financing Activities:
   Net Borrowing (Payments) on Line of Credit                    (37,500)         265,000
   Distributions To Partners                                    (100,000)        (271,000)
   (Payments on) Proceeds from Note Payable - Affiliate          (75,358)          92,974
   Principal Payments on Mortgage                               (121,265)        (112,393)
                                                               ---------        ---------
Net Cash Used In                                                (334,123)         (25,419)
                                                               ---------        ---------
Financing Activities
Increase (Decrease) In Cash and Equivalents                     (362,194)           1,754
Cash and Equivalents, Beginning                                  554,668          200,760
                                                               ---------        ---------
Cash and Equivalents, Ending                                   $ 192,474        $ 202,514
                                                               ---------        ---------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

2.   RELATED PARTY TRANSACTION

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association, as well as, comparables in each market. Proceeds of the sale were used to pay off the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,019 was received in cash.

3.   CONTINGENCIES

A group of current residents, on March 4, 2005 filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the General Partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The class action status of the Plaintiffs was denied by the court. A number of residents did choose to pursue their claims individually. The Partnership has negotiated a settlement with the individual resident group of $71,000, which has been accrued as of March 31, 2006.

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

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association, as well as, comparables in each market. The consideration for the sale was used to reduce the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,019 was received in cash.

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. As of March 31, 2006, the Partnership's cash balance amounted to $192,474.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate floats at 180 basis points above 1 month LIBOR which was 6.62% at March 31, 2006. As of March 31, 2006 the outstanding balance of this credit facility was $660,000.

The quarterly Partnership Management Distribution due to the General Partner during the first quarter results was $161,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($64,600,000 x 1/4 %= $161,500). The General Partner decided to forego $61,500 of this distribution resulting in a net amount of $100,000 paid by the Partnership. The amount foregone is not payable at a future date.

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 73% at the end of March 2006, versus 77% a year ago. The average monthly rent in March 2006 was approximately $497; compared to the $487 average monthly rent in March 2005 (average rent not a weighted average).

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   --------
Aztec Estates                  645        562        87%       $545
Kings Manor                    314        279        89         550
Old Dutch Farms                293        150        51         450
Park of the Four Seasons       572        374        65         444
                             -----      -----       ---        ----

Total on 3/31/06:            1,824      1,365        73%       $497
Total on 3/31/05:            1,824      1,397        77%       $487

*    Not a weighted average

                                 GROSS REVENUE               NET (LOSS)
                              Three months ended        THREE MONTHS ENDED
                           -----------------------   -----------------------
                            3/31/2006    3/31/2005    3/31/2006    3/31/2005
                           ----------   ----------   ----------   ----------
Aztec Estates              $1,377,641   $  966,447   $  531,776   $  353,356
Kings Manor                   801,349      591,368      363,634      284,461
Old Dutch Farms               401,434      252,693      (34,938)      95,708
Park of the Four Seasons      613,842      623,630      245,036      331,718
                           ----------   ----------   ----------   ----------
                           $3,194,266   $2,434,138   $1,105,508   $1,065,243
Partnership
   Management              $    3,744   $    2,171     (152,715)     (83,910)
Other Expenses                                         (128,440)    (144,391)
Interest Expense                                       (696,630)    (662,884)
Depreciation                                           (231,937)    (232,399)
                                                     ----------   ----------
TOTAL:                     $3,198,010   $2,436,309    ($104,214)    ($58,341)
                           ==========   ==========   ==========   ==========

COMPARISON OF QUARTER ENDED MARCH 31, 2006 TO QUARTER ENDED MARCH 31, 2005

Gross revenues increased $761,701 to $3,198,010 in 2006, as compared to $2,436,309 in 2005. The increase was the result of the sale of the home inventory to Uniprop Homes, Inc., as previously discussed.

As described in the Statements of Operations, total operating expenses were $807,574 higher, moving from $2,494,650 to $3,302,224. The increase was also due to the sale of the home inventory to Uniprop Homes, Inc.

As a result of the aforementioned factors, the Partnership had a net loss of $104,214 for the first quarter of 2006 compared to a net loss of $58,341 for the same quarter of the prior year.

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

     Note Payable: At March 31, 2006, the Partnership had a note payable outstanding in the amount of $30,641,501. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

     Line-of-Credit: At March 31, 2006 the Partnership owed $660,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of One Month LIBOR which was 6.62% as of March 31, 2006.

     Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 6.62% at March 31, 2006 and is due on October 19, 2010. This term note was established for the cost of the sewer connection at Old Dutch Farms. The outstanding balance under this agreement was $700,000 at March 31, 2006.

     Note Payable - Affiliate: The Partnership has an unsecured note with an affiliated entity that expires in January 2011 used for financing the purchase of managers' homes. Interest on the outstanding balance is charged at a fixed rate of 12%. The outstanding balance under this agreement was $89,177 as of March 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

See Note 3 of the Notes to Unaudited Financial Statements for information concerning legal proceedings.

ITEM 6. EXHIBITS

EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-
               14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-
               14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1   Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes -Oxley Act of 2002.

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

                                            Uniprop Manufactured Housing
                                            Communities Income Fund,
                                            A Michigan Limited Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            A Michigan Limited Partnership,
                                            its General Partner


                                        BY: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, General Partner


                                        BY: /s/ Joel Schwartz
                                            ------------------------------------
                                            Joel Schwartz, Principal
                                            Financial Officer

Dated: May 12, 2006

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
EXHIBIT 31.1   Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d-
               14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 31.2   Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d-
               14(a) of The Securities and Exchange Act of 1934, as amended

EXHIBIT 32.1   Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes -Oxley Act of 2002.