Form 10-Q
period 2006-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2006-08-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006                 Commission File No. 0-15940

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

                                      INDEX

                                                                                Page
                                                                                ----
PART I       FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Balance Sheets
             June 30, 2006 (Unaudited) and
             December 31, 2005                                                     3

             Statements of Operations
             Six months ended June 30, 2006 and 2005
             Three months ended June 30, 2006
             and 2005 (Unaudited)                                                  4

             Statement of Partner's Equity (Deficit)
             Six months ended June 30, 2006 (Unaudited)                            4

             Statements of Cash Flows
             Six months ended June 30, 2006
             and 2005 (Unaudited)                                                  5

             Notes to Financial Statements
             June 30, 2006 (Unaudited)                                             6

  ITEM 1A.   RISK FACTORS                                                          7

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                         9

  ITEM 3.    QUANTITATIVE AND QUALITATIVE
             DISCLOSURES ABOUT MARKET RISK                                        12

  ITEM 4.    CONTROLS AND PROCEDURES                                              13

  PART II    OTHER INFORMATION
  ITEM 1.    LEGAL PROCEEDINGS                                                    14

  ITEM 6.    EXHIBITS                                                             14

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                     JUNE 30, 2006     DECEMBER 31, 2005
                                           -------------     -----------------
                                            (UNAUDITED)
Properties:
  Land                                     $   5,280,000     $       5,280,000
  Buildings and Improvements                  26,587,747            26,509,706
  Furniture and Fixtures                         254,619               241,169
                                           -------------     -----------------
                                              32,122,366            32,030,875

  Less Accumulated Depreciation              (15,972,229)          (15,504,359)
                                           -------------     -----------------
                                              16,150,137            16,526,516

Cash And Cash Equivalents                         95,450               554,668
Cash - Security Escrow                           305,158               305,158
Unamortized Finance Costs                         65,548               108,548
Manufactured Homes and Improvements               36,569               996,878
Other Assets                                   1,122,903               602,787
                                           -------------     -----------------

Total Assets                               $  17,775,765     $      19,094,555
                                           -------------     -----------------

LIABILITIES AND PARTNERS' DEFICIT          JUNE 30, 2006     DECEMBER 31, 2005
                                           -------------     -----------------
                                            (UNAUDITED)
Note Payable-Bank                          $   1,322,500     $       1,397,500
Accounts Payable                                 182,700               695,415
Other Liabilities                              1,028,984               676,551
Note Payable-Affiliate                            85,717               920,714
Mortgage Payable                              30,531,659            30,762,766
                                           -------------     -----------------

Total Liabilities                          $  33,151,560     $      34,452,946

Partners' Equity (Deficit):
  General Partner                             (6,009,433)           (5,800,252)
  Class A Limited Partners                   (10,924,311)          (10,920,514)
  Class B Limited Partners                     1,557,949             1,362,375
                                           -------------     -----------------

Total Partners' Deficit                      (15,375,795)          (15,358,391)
                                           -------------     -----------------

Total Liabilities And
  Partners' Deficit                        $  17,775,765     $      19,094,555
                                           -------------     -----------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS                                          SIX MONTHS ENDED                    THREE MONTHS ENDED
(UNAUDITED)                                               JUNE 30, 2006     JUNE 30, 2005     JUNE 30, 2006     JUNE 30, 2005
                                                          -------------     -------------     -------------     -------------
Revenue:
  Rental Revenue                                          $   3,783,632     $   3,830,880     $   1,948,236     $   1,892,533
  Home Sale Revenue                                             954,654         1,111,634                 0           716,934
  Other Revenue                                                 825,885           215,699           417,925           112,437
                                                          -------------     -------------     -------------     -------------

Total Income                                              $   5,564,171     $   5,158,213     $   2,366,161     $   2,721,904
                                                          -------------     -------------     -------------     -------------

Operating Expenses:
  Administrative Expenses
  (Including $219,070, $201,698, $111,727 and $99,888
  in Property Management Fees Paid to An Affiliate for
  the Six and Three Month Period Ended June 30, 2006
  and 2005, respectively)                                     1,082,607           985,824           417,142           483,372
  Property Taxes                                                503,580           488,067           251,787           243,759
  Utilities                                                     312,342           278,032           150,693           136,811
  Property Operations                                           569,891           606,265           279,597           293,949
  Depreciation And Amortization                                 467,870           464,283           235,933           231,884
  Interest                                                    1,405,075         1,332,830           708,445           669,946
  Home Sale Expense                                             983,085         1,050,723           (21,371)          651,653
                                                          -------------     -------------     -------------     -------------

Total Operating Expenses                                  $   5,324,450     $   5,206,024     $   2,022,226     $   2,711,374
                                                          -------------     -------------     -------------     -------------

Net Income (Loss)                                         $     239,721     ($     47,811)    $     343,935     $      10,530
                                                          -------------     -------------     -------------     -------------

Income (Loss) Per Limited Partnership Unit:
  Class A                                                 $       (0.19)    $       (7.81)    $        5.85     $       (2.98)
  Class B                                                 $       20.02     $       12.25     $       16.04     $        7.03

Distribution Per Limited Partnership Unit
  Class A                                                 $        0.00     $        6.00     $        0.00     $        3.00
  Class B                                                 $        0.00     $        6.00     $        0.00     $        3.00

Weighted Average Number Of Limited
  Partnership Units Outstanding
   Class A                                                       20,230            20,230            20,230            20,230
   Class B                                                        9,770             9,770             9,770             9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                                              TOTAL         GENERAL PARTNER     CLASS A LIMITED     CLASS B LIMITED
                                                          -------------     ---------------     ---------------     ---------------
Balance as of January 1, 2006                             $ (15,358,391)    $    (5,800,252)    $   (10,920,514)    $     1,362,375
Net Income (Loss)                                               239,721              47,944              (3,797)            195,574
Distributions                                                  (257,125)           (257,125)                  0                   0
                                                          -------------       -------------       -------------       -------------
BALANCE AS OF JUNE 30, 2006                                 (15,375,795)         (6,009,433)        (10,924,311)          1,557,949
                                                          -------------       -------------       -------------       -------------


                       See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                             JUNE 30, 2006      JUNE 30, 2005
                                                             -------------      -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                          $     239,721      ($     47,811)
                                                             -------------      -------------

Adjustments To Reconcile Net (Loss)
 To Net Cash Provided By
  Operating Activities:
  Depreciation                                                     467,870            464,283
  Amortization                                                      43,000             43,000
  Decrease in Homes and Improvements                               204,130            110,848
  Increase In Other Assets                                        (520,116)          (427,177)
  (Decrease) Increase In Accounts Payable                         (512,715)            12,917
  Increase In Other Liabilities                                    352,433            340,795
                                                             -------------      -------------

Total Adjustments:                                                  34,602            544,666
                                                             -------------      -------------

   Net Cash Provided By Operating Activities                       274,323            496,855
                                                             -------------      -------------

Cash Flows Used In Investing Activities:
      Capital Expenditures                                         (91,491)          (179,903)
                                                             -------------      -------------

Cash Flows From Financing Activities:
      (Payments) Net Borrowing on Line of Credit                   (75,000)           365,000
      Distributions To Partners                                   (257,125)          (545,000)
      (Payments) Proceeds from Note Payable - Affiliate            (78,818)            12,314
      Principal Payments on Mortgage                              (231,107)          (212,976)
                                                             -------------      -------------

  Net Cash Used In Financing Activities                           (642,050)          (380,662)
                                                             -------------      -------------

Decrease In Cash and Equivalents                                  (459,218)           (63,710)

Cash and Cash Equivalents, Beginning                               554,668            200,760
                                                             -------------      -------------

Cash and Cash Equivalents, Ending                            $      95,450      $     137,050
                                                             -------------      -------------

                        See Notes to Financial Statements

             UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2006 (Unaudited)

1.    BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

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

3.    CONTINGENCIES

A group of current residents, on March 4, 2005 filed a class action lawsuit in the Circuit Court of Oakland County against the Partnership and the General Partner of the Partnership claiming that the Old Dutch Farms community did not honor its obligations with respect to operating various aspects of the community. The class action status of the Plaintiffs was denied by the court. A number of residents did choose to pursue their claims individually. The Partnership had negotiated a settlement with the individual resident group and attorneys of $71,000. However, the Partnership has negotiated a reduced settlement of $48,000, of which $23,000 was paid on May 26, 2006. The remaining balance of $25,000, due to legal counsel, was accrued in June 2006, payable in 3rd quarter, 2006.

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

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. As of June 30, 2006, the Partnership's cash balance amounted to $95,450. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership has a renewable $1,000,000 line of credit with National City Bank of Michigan/Illinois. The interest rate floats at 180 basis points above 1 month LIBOR which was 7.135% at June 30, 2006. As of June 30, 2006 the outstanding balance of this credit facility was $660,000.

The Partnership has an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.135% at June 30, 2006 and is due on October 19, 2010. This term note was established for the cost of the sewer connection at Old Dutch Farms. The outstanding balance under this agreement was $662,500 at June 30, 2006.

The quarterly Partnership Management Distribution due to the General Partner during the first quarter results was $157,125, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($62,850,000 x 1/4 %= $157,125).

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 68% at the end of June 2006, versus 75% a year ago. The average monthly rent in June 2006 was approximately $499; compared to the $488 average monthly rent in June 2005 (average rent not a weighted average).

                               Total      Occupied    Occupancy    Average*
                              Capacity      Sites        Rate         Rent
Aztec Estates                     645         489        76%       $    543
Kings Manor                       314         272        87             550
Old Dutch Farms                   293         136        46             450
Park of the Four Seasons          572         368        64             454
                              -------     -------     -----        --------
Total on 6/30/06:               1,824       1,265        68%       $    499
Total on 6/30/05:               1,824       1,366        75%       $    488

* Not  a weighted average

                                   GROSS REVENUE         NET INCOME (LOSS)         GROSS REVENUE         NET INCOME (LOSS)
                                THREE MONTHS ENDED      THREE MONTHS ENDED        SIX MONTHS ENDED       SIX MONTHS ENDED
                             -----------------------  ----------------------  -----------------------  ----------------------
                               06/30/06    06/30/05    06/30/06    06/30/05    06/30/06     06/30/05    06/30/06    06/30/05
                             -----------  ----------  ----------  ----------  ----------  -----------  ----------  ----------
Aztec Estates                $ 1,133,837  $  996,818  $  705,898  $  418,320  $2,511,478  $ 1,963,265  $1,237,674  $  771,676
Kings Manor                      554,779     829,971     402,983     348,974   1,356,128    1,421,339     766,617     633,435
Old Dutch Farms                  189,456     290,859     142,008      83,588     590,890      543,552     107,070     179,296
Park of the Four Seasons         480,376     600,245     256,942     303,772   1,094,218    1,223,875     501,978     635,490
                             -----------  ----------  ----------  ----------  ----------  -----------  ----------  ----------
                               2,358,448   2,717,893   1,507,831   1,154,654   5,552,714    5,152,031   2,613,339   2,219,897
Partnership
   Management                      7,713       4,011     (91,276)    (84,181)     11,457        6,182    (243,991)   (168,091)

Other
Expenses                                                (128,242)   (158,113)                            (256,682)   (302,504)

Interest Expense                                        (708,445)   (669,946)                          (1,405,075) (1,332,830)

Depreciation                                            (235,933)   (231,884)                            (467,870)   (464,283)

TOTAL:                       $ 2,366,161 $ 2,721,904  $  343,935  $   10,530  $5,564,171  $ 5,158,213  $  239,721  $  (47,811)


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 TO THREE MONTHS ENDED JUNE 30,
2005

Gross revenues decreased $355,743 to $2,366,161 in 2006, as compared to $2,721,904 in 2005. The decrease was the result of the elimination of home sale activities due to the sale of the home inventory to Uniprop Homes, Inc., as previously discussed.

As described in the Statements of Operations, total operating expenses were $689,148 lower, moving from $2,711,374 in 2005 to $2,022,226. The decrease was also due to the elimination of home sale activities due to the sale of the home inventory to Uniprop Homes, Inc.

As a result of the aforementioned factors, the Partnership had net income of $343,935 for the second quarter of 2006 compared to $10,530 for the same quarter of the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

Gross revenues increased $405,958 to $5,564,171 in 2006, as compared to $5,158,213 in 2005. The increase was mainly due to other income from FEMA at Aztec Estates, and insurance proceeds for rebuilding the community center at Kings Manor due to hurricane Wilma.

As described in the Statements of Operations, total operating expenses were $118,426 higher, moving from $5,206,024 in 2005 to $5,324,450 in 2006. The increase was mainly due to higher wages to manage the increased occupancy relating to FEMA at Aztec Estates, and clean up of hurricane Wilma at both Aztec Estates and Kings Manor.

As a result of the aforementioned factors, the Partnership had net income of $239,721 for the first six months of 2006 compared to a net loss of $47,811 for the same period of the prior year.

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

      Note Payable: At June 30, 2006, the Partnership had a note payable outstanding in the amount of $30,531,659. Interest on this note is at a fixed annual rate of 8.24% through July 2007.

      Line-of-Credit: At June 30, 2006 the Partnership owed $660,000 under its line-of-credit agreement, whereby interest is charged at a variable rate of 1.80% in excess of One Month LIBOR which was 7.135% as of June 30, 2006.

      Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.135% at June 30, 2006 and is due on October 19, 2010. This term note was established for the cost of the sewer connection at Old Dutch Farms. The outstanding balance under this agreement was $662,500 at June 30, 2006.

      Note Payable - Affiliate: The Partnership has an unsecured note with an affiliated entity that expires in January 2011 used for financing the purchase of managers' homes. Interest on the outstanding balance is charged at a fixed rate of 12%. The outstanding balance under this agreement was $85,717 as of June 30, 2006.

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

                                   Uniprop Manufactured Housing
                                   Communities Income Fund,
                                   A Michigan Limited Partnership

                               BY: P.I. Associates Limited Partnership,
                                   A Michigan Limited Partnership,
                                   its General Partner

                               BY: /s/ Paul M. Zlotoff
                                   ---------------------------------------------
                                   Paul M. Zlotoff, General Partner

                               BY: /s/ Joel Schwartz
                                   ---------------------------------------------
                                   Joel Schwartz, Principal Financial Officer

Dated: August 11, 2006

                                  EXHIBIT INDEX

EXHIBIT NO.                         EXHIBIT DESCRIPTION
------------    ----------------------------------------------------------------
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