Form 10-Q
period 2006-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2006-11-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006             Commission File No. 0-15940

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Balance Sheets September 30, 2006 (Unaudited) and
                 December 31, 2005                                            3

                 Statements of Operations Nine months ended
                 September 30, 2006 and 2005 Three months ended
                 September 30, 2006 and 2005 (Unaudited)                      4

                 Statement of Partner's Equity (Deficit) Nine months
                 ended September 30, 2006 (Unaudited)                         4

                 Statements of Cash Flows Nine months ended
                 September 30, 2006 and 2005 (Unaudited)                      5

                 Notes to Financial Statements September 30, 2006
                 (Unaudited)                                                  6

        ITEM 1A. RISK FACTORS                                                 7

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                          9

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                 12

        ITEM 4.  CONTROLS AND PROCEDURES                                     13

PART II OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                           14

        ITEM 6.  EXHIBITS                                                    14

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                      SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                      ------------------   -----------------
                                          (UNAUDITED)
ASSETS
Properties:
   Land                                  $  5,280,000        $  5,280,000
   Buildings and Improvements              27,441,801          26,509,706
   Furniture and Fixtures                     254,619             241,169
                                         ------------        ------------
                                           32,976,420          32,030,875
   Less Accumulated Depreciation          (16,212,562)        (15,504,359)
                                         ------------        ------------
                                           16,763,858          16,526,516
Cash And Cash Equivalents                   1,077,229             554,668
Cash - Security Escrow                        305,158             305,158
Unamortized Finance Costs                   1,115,166             108,548
Manufactured Homes and Improvements            36,569             996,878
Other Assets                                1,444,821             602,787
                                         ------------        ------------
Total Assets                             $ 20,742,801        $ 19,094,555
                                         ------------        ------------

                                      SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                      ------------------   -----------------
                                          (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT
Note Payable-Bank                        $    625,000        $  1,397,500
Accounts Payable                              222,585             695,415
Other Liabilities                           1,091,503             676,551
Note Payable-Affiliate                         82,152             920,714
Mortgage Payable                           34,468,750          30,762,766
                                         ------------        ------------
Total Liabilities                        $ 36,489,990        $ 34,452,946
Partners' Equity (Deficit) :
   General Partner                         (6,209,412)         (5,800,252)
   Class A Limited Partners               (11,129,832)        (10,920,514)
   Class B Limited Partners                 1,592,055           1,362,375
                                         ------------        ------------
Total Partners' Deficit                   (15,747,189)        (15,358,391)
                                         ------------        ------------
Total Liabilities And Partners'
   Deficit                               $ 20,742,801        $ 19,094,555
                                         ------------        ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                    NINE MONTHS ENDED              THREE  MONTHS ENDED
                                                              -----------------------------   -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2006            2005             2006            2005
                                                              -------------   -------------   -------------   -------------
Revenue:
   Rental Revenue                                              $5,863,623      $5,699,489      $2,079,991      $1,868,609
   Home Sale Revenue                                              954,654       1,406,963               0         295,329
   Other Revenue                                                1,057,801         324,042         231,916         108,343
                                                               ----------      ----------      ----------      ----------
Total Income                                                   $7,876,078      $7,430,494      $2,311,907      $2,272,281
                                                               ----------      ----------      ----------      ----------
Operating Expenses:
   Administrative Expenses
   (Including  $334,677, $299,972, $115,607 and $98,273 in
      Property Management Fees Paid to An Affiliate for the
      Nine and Three Month Period Ended September 30, 2006
      and 2005, respectively)                                   1,726,173       1,461,875         643,566         476,051
   Property Taxes                                                 755,247         731,724         251,667         243,657
   Utilities                                                      459,086         404,513         146,744         126,481
   Property Operations                                            943,411         929,187         373,520         322,922
   Depreciation                                                   708,203         696,394         240,333         232,111
   Interest & Amortization                                      2,274,673       2,005,395         869,598         672,565
   Home Sale Expense                                              983,833       1,346,755             748         296,032
                                                               ----------      ----------      ----------      ----------
Total Operating Expenses                                       $7,850,626      $7,575,843      $2,526,176      $2,369,819
                                                               ----------      ----------      ----------      ----------
Net Income (Loss)                                              $   25,452       ($145,349)      ($214,269)       ($97,538)
                                                               ----------      ----------      ----------      ----------
Income (Loss) Per Limited Partnership Unit:
   Class A                                                        ($10.35)        ($13.68)        ($10.16)         ($5.87)
   Class B                                                     $    23.51      $    16.42      $     3.49      $     4.17
Distribution Per Limited Partnership Unit
   Class A                                                     $     0.00      $     9.00      $     0.00      $     3.00
   Class B                                                     $     0.00      $     9.00      $     0.00      $     3.00
Weighted Average Number Of Limited
   Partnership Units Outstanding
   Class A                                                         20,230          20,230          20,230          20,230
   Class B                                                          9,770           9,770           9,770           9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                  TOTAL      GENERAL PARTNER   CLASS A LIMITED   CLASS B LIMITED
                                                              ------------   ---------------   ---------------   ---------------
Balance as of January 1, 2006                                 ($15,358,391)    ($5,800,252)     ($10,920,514)      $1,362,375
Net Income (Loss)                                                   25,452           5,090          (209,318)         229,680
Distributions                                                     (414,250)       (414,250)                0                0
                                                              ------------     -----------      ------------       ----------
BALANCE AS OF SEPTEMBER 30, 2006                               (15,747,189)     (6,209,412)      (11,129,832)       1,592,055
                                                              ------------     -----------      ------------       ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                          --------------------------------------
                                                          SEPTEMBER 30,2006   SEPTEMBER 30, 2005
                                                          -----------------   ------------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                         $    25,452           ($145,349)
                                                             -----------          ----------
Adjustments To Reconcile Net (Loss)
   To Net Cash Used In
   Operating Activities:
   Depreciation                                                  708,203             696,394
   Amortization                                                  147,831              64,500
   Decrease (Increase) in Homes and Improvements                 204,130            (389,938)
   Increase  In Other Assets                                  (1,996,483)           (648,905)
   (Decrease) Increase In Accounts Payable                      (472,830)             92,721
   Increase In Other Liabilities                                 414,952             319,563
                                                             -----------          ----------
Total Adjustments:                                              (994,197)            134,335
                                                             -----------          ----------
   Net Cash Used In Operating Activities                        (968,745)            (11,014)
                                                             -----------          ----------
Cash Flows Used In Investing  Activities:
      Capital Expenditures                                      (945,545)           (237,994)
                                                             -----------          ----------
Cash Flows From Financing Activities:
      (Payments) Net Borrowing on Line of Credit                (772,500)            620,000
      Distributions To Partners                                 (414,250)           (819,000)
      (Payments) Proceeds from Note Payable - Affiliate          (82,383)            692,701
      Proceeds (Payments) from Mortgage Payable                3,705,984            (315,749)
                                                             -----------          ----------
   Net Cash Provided by Financing Activities                   2,436,851             177,952
                                                             -----------          ----------
   Increase (Decrease) In Cash and Equivalents                   522,561             (71,055)
Cash and Cash Equivalents, Beginning                             554,668             200,760
                                                             -----------          ----------
Cash and Cash Equivalents, Ending                            $ 1,077,229          $  129,705
                                                             -----------          ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2006 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2005.

2.   RELATED PARTY TRANSACTION

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association as well as comparables in each market. Proceeds of the sale were used to pay off the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,019 was received in cash.

3.   MORTGAGE PAYABLE

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250. The mortgage is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.58% as of September 30, 2006.

In connection with the refinancing, the Company defeased the prior mortgage note payable with a balance of $33,500,000 by purchasing Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the mortgage agreement. The Treasury securities were then substituted for the four properties that originally served as collateral for the mortgage.

As part of the defeasance, the Treasury securities and mortgage debt was transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. As such, the mortgage debt is not reflected in the accompanying balance sheet as of September 30, 2006. In connection with the defeasance, the Partnership incurred early extinguishment of debt costs of approximately $416,492.

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

     10. NO GUARANTEE OF DISTRIBUTIONS. The General Partner may withhold cash for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership's business. A Unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit holder's share of the Partnership's taxable income, whether or not cash distributions are made by the Partnership. A Unit holder may not receive cash distributions from the Partnership equal to the holder's share of taxable income or even equal to the tax liability that result from the Unit holder's share of the Partnership's taxable income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). It secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit. As part of the refinancing which occurred on August 11, 2006, this note has been defeased, which required the Partnership to establish an irrevocable defeasance trust through a successor borrower, by placing risk free treasury bills into the trust to fund this mortgage through the repayment date of January 11, 2007.

The defeasance was subsequently assigned to a successor borrower and the Partnership has no additional obligation. As a result, the Partnership wrote off financing costs of approximately $65,548 associated with the original loan.

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association as well as comparables in each market. The consideration for the sale was used to reduce the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,019 was received in cash.

On August 11, 2006, the Partnership borrowed $34,468,750 from Marathon Structured Finance Fund, L.P. The note provides for future advance of $3,031,250. The borrowing is secured by the four Properties. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of One month LIBOR, which was 7.58% as of September 30, 2006.

In connection with the new mortgage debt, the Fund has entered into an interest rate cap with Fifth Third Bank to reduce a portion of the risk relating to the variable interest rate. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The cost of the interest rate cap was $10,400.

The Partnership incurred $1,154,449 in financing costs as a result of the refinancing which will be amortized over the remaining life of the Loan of approximately 4 years.

In addition; $810,000 was paid to certain partners of the General Partner to reduce the Contingent Purchase Price of $1,970,000 to $1,160,000.

Liquidity

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. As of September 30, 2006, the Partnership's cash balance amounted to $1,077,229. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership holds a line of credit with National City Bank of Michigan/Illinois for $1,000,000. Interest on this note is accrued at a variable rate of 1.80% in excess of One month LIBOR. This note was paid in full on August 11, 2006, as a result of the refinance, described previously.

The Partnership has an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.13% at September 30, 2006 and is due on October 19, 2010. The outstanding balance under this agreement was $625,000 at September 30, 2006.

The quarterly Partnership Management Distribution due to the General Partner during the third quarter was $157,125, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($62,850,000 x 1/4 %= $157,125).

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

Results of Operations

OVERALL, as illustrated in the tables below, the four properties had a combined average occupancy of 66% at the end of September 2006, versus 72% a year ago. The average monthly rent in September 2006 was approximately $499; compared to the $489 average monthly rent in September 2005 (average rent not a weighted average).

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   --------
Aztec Estates                  645        463       72%        $543
Kings Manor                    314        266       85          550
Old Dutch Farms                293        126       43          450
Park of the Four Seasons       572        366       64          454
                             -----      -----      ---         ----
Total on 9/30/06:            1,824      1,221       66%        $499
Total on 9/30/05:            1,824      1,308       72%        $489

*    Not a weighted average

                                GROSS REVENUE           NET INCOME (LOSS)           GROSS REVENUE            NET INCOME (LOSS)
                              THREE MONTHS ENDED        THREE MONTHS ENDED        NINE MONTHS ENDED          NINE MONTHS ENDED
                           -----------------------   -----------------------   -----------------------   -------------------------
                            09/30/06     09/30/05     09/30/06     09/30/05     09/30/06     09/30/05      09/30/06      09/30/05
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------   -----------
AZTEC ESTATES              $1,214,170   $  903,488   $  736,660   $  368,446   $3,725,648   $2,866,753   $ 1,974,334   $ 1,140,122
KINGS MANOR                   426,063      543,531      255,069      306,287    1,782,191    1,964,870     1,021,686       939,722
OLD DUTCH FARMS               179,060      233,833       38,919       71,200      769,950      777,385       145,989       250,496
PARK OF THE FOUR SEASONS      479,046      585,678      235,206      292,047    1,573,264    1,809,553       737,184       927,537
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------   -----------
                            2,298,339    2,266,530    1,265,854    1,037,980    7,851,053    7,418,561     3,879,193     3,257,877

PARTNERSHIP MANAGEMENT         13,568        5,751     (154,929)     (52,766)      25,025       11,933      (398,920)     (220,857)
OTHER EXPENSES                                         (215,263)    (178,076)                               (471,945)     (480,580)
INTEREST EXPENSE                                       (869,598)    (672,565)                             (2,274,673)   (2,005,395)
DEPRECIATION                                           (240,333)    (232,111)                               (708,203)     (696,394)
TOTAL:                     $2,311,907   $2,272,281    ($214,269)    ($97,538)  $7,876,078   $7,430,494   $    25,452     ($145,349)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Gross revenues increased $39,626 to $2,311,907 in 2006, as compared to $2,272,281 in 2005. The increase was the result of higher revenue at Aztec Estates, due to the FEMA homes. This increase was offset by lower revenue at the remaining Fund I properties, as a result of decreased occupancy and elimination of home sale activities.

As described in the Statements of Operations, total operating expenses were $156,357 higher, moving from $2,369,819 in 2005 to $2,526,176. The increase was mainly due to increased administrative and interest expenses and was offset by the elimination of the home sales activities.

As a result of the aforementioned factors, the Partnership had a net loss of $214,269 for the third quarter of 2006 compared to a net loss of $97,538 for the same quarter of the prior year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Gross revenues increased $445,584 to $7,876,078 in 2006, as compared to $7,430,494 in 2005. The increase was mainly due to rent and other income from FEMA at Aztec Estates.

As described in the Statements of Operations, total operating expenses were $274,783 higher, moving from $7,575,843 in 2005 to $7,850,626 in 2006. The increase was mainly due to higher wages to manage the increased occupancy relating to FEMA at Aztec Estates, and clean up of hurricane Wilma at both Aztec Estates and Kings Manor.

As a result of the aforementioned factors, the Partnership had net income of $25,452 for the first nine months of 2006 compared to a net loss of $145,349 for the same period of the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate rise primarily through its borrowing activities. There is inherent risk in the new variable rate mortgage debt. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

In connection with the new mortgage debt, the Fund has entered into an interest rate cap with Fifth Third Bank to reduce a portion of the risk relating to the variable interest rate. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The cost of the interest rate cap was $10,400.

     Note Payable: The Partnership has a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR. The outstanding balance of this note at September 30, 2006, was $34,468,750, and provides for future advance of $3,031,250.

     Line-of-Credit: The Partnership holds a line-of-credit with National City Bank for $1,000,000. Interest is accrued at a variable rate of 1.80% in excess of One Month LIBOR. This note was paid in full on August 11, 2006, as a result of the refinance.

     Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.13% at September 30, 2006 and is due on October 19, 2010. The outstanding balance under this agreement was $625,000 at September 30, 2006.

     Note Payable - Affiliate: The Partnership has an unsecured note with an affiliated entity that expires in January 2011 used for financing the purchase of managers' homes. Interest on the outstanding balance is charged at a fixed rate of 12%. The outstanding balance under this agreement was $82,152 as of September 30, 2006.

A 10% adverse change in interest rates of the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of more than $10,000 annually.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure, except for the interest rate cap previously described.

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

Dated: November 14, 2006

                                  EXHIBIT INDEX

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