Form 10-K
period 2006-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2007-03-29
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006          Commission File No. 0-15940

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                 Yes [ ] No [X]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]

The estimated aggregate Net Asset Value of the units as of March 1, 2007 (based on a 2007 appraisal of Partnership properties) held by non-affiliates was approximately $22,790,600. As of March 1, 2007 the number of units of limited partnership interest of the registrant outstanding was 30,000.

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

     On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the "Nomura Financing"). The note was payable in monthly installments of $251,439, including interest, through March 2027. The interest rate was 8.24% per annum through July 2007. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and the Limited Partners continue to have an interest in the Partnership as only the original capital contributions were returned on March 26, 1997.

     On August 11, 2006, the Partnership defeased the Nomura Financing and refinanced its debt with a new mortgage payable to Marathon Structured Finance Fund L.P. (the "Marathon Financing") in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250. The mortgage is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.6% as of December 31, 2006.

     The Company defeased the prior mortgage note payable having a balance of $30,454,577 by purchasing Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the mortgage agreement. The Treasury securities were then substituted for the four properties that originally served as collateral for the mortgage.

     As part of the defeasance, the Treasury securities and mortgage debt was transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. As such, the mortgage debt is not reflected in the accompanying balance sheets as of December 31, 2006. In connection with the defeasance, the Partnership incurred early extinguishment of debt costs of approximately $416,492.

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

     Each of the Properties competes with numerous similar facilities located in its geographic area. The Margate/Fort Lauderdale area contains approximately seven communities offering approximately 2,758 sites competing with Aztec Estates. The Davie/Fort Lauderdale area contains approximately six communities offering approximately 3,133 sites competing with Kings Manor. Old Dutch Farms competes with approximately ten communities offering approximately 4,724 sites. Park of the Four Seasons competes with approximately 11 communities offering approximately 3,193 sites. The Properties also compete against other forms of housing, including apartment and condominium complexes, and site built homes.

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

     7. MANAGEMENT AND CONTROL OF PARTNERSHIP AFFAIRS. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. The Unit Holders do not have the right to participate in the management of the Partnership or its operations. However, the vote of Unit Holders holding more than 50% of the outstanding voting interests is required to: (a) amend the Partnership Agreement; (b) approve or disprove the sale of one property or a series of transactions of all or substantially all of the assets of the Partnership; (c) dissolve the Partnership; (d) remove the General Partner; or (e) approve certain actions by the General Partner that the Consultant recommends against.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Partnership purchased all four manufactured housing communities for cash. As a result of the 1997 financing and subsequent refinance in August 2006, the Properties are now encumbered with mortgages.

     Each of the Properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The Properties consist of only the underlying real estate and improvements, not the actual homes themselves. Each of the Properties has a community center which includes offices, meeting rooms and game rooms. Each of the Properties, except Old Dutch Farms, has a swimming pool and tennis courts. The Kings Manor community center was destroyed by Hurricane Wilma and has not yet been rebuilt.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The voting privileges of the Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote with respect to the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets except in the ordinary course of the Partnership's disposing of the Properties.. Such matters must be approved by Limited Partners holding in the aggregate more than 50% of the then outstanding Units.

     During 2006, a proxy vote was held to approve the refinancing of the Nomura Financing, to pay the remaining balance of $1,970,000 of the Contingent Purchase Price and to authorize an amendment to the Partnership Agreement to allow for the payment to the General Partner (or an affiliate) a fee of 1.25% of the gross proceeds of any financing for services rendered in connection with any new financing. This vote passed although only $810,000 of the remaining balance of the Contingent Purchase Price was actually paid.

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

     The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt and sales expenses (but without consideration to tax consequences of the sale), by 30,000. In March 2007, the Properties were appraised at an aggregate fair market value of $66,100,000. Assuming a sale of the four properties at the appraised value in March 2007, less payment of 3.0% selling expenses, mortgage debt of $34,468,750, the $1,160,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is $22,790,600, or $759.69 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2006, the Partnership had 2,079 Limited Partners holding 30,000 Units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

                          Distribution per       Distribution to
                     Limited Partnership Unit   General Partners
                     ------------------------   ----------------
Quarter Ended
March 31, 2006                  $ .00               $157,125
June 30, 2006                   $ .00               $157,125
September 30, 2006              $ .00               $157,125
December 31, 2006               $ .00               $157,125
March 31, 2005                  $3.00               $181,000
June 30, 2005                   $3.00               $184,000
September 30, 2005              $3.00               $184,000
December 31, 2005               $ .00               $100,000

The Partnership intends to declare quarterly distributions. However, distributions are determined by the General Partner and depend on the results of the Partnership's operations. During the Fourth Quarter of 2005, as fully described in Form 8-K filed on December 2, 2005, Hurricane Wilma interrupted the Partnership's operations by damaging physical property and damaging approximately 100 resident-owned homes in both Aztec Estates and Kings Manor. The lost rental income from these homes was temporarily replaced by the FEMA lease. The FEMA lease is expected to terminate in the Second Quarter of 2007. As a result of the Aztec situation and declining occupancy at the other three communities, the distribution remains suspended.

As fully described in Form 8-K dated August 30, 2006, the General Partner believes that the land value of Aztec Estates in a mixed-use residential designation exceeds the land value as a manufactured home community especially considering the occupancy losses precipitated by Hurricane Wilma. This rezoning process is ongoing but is expected to be completed during 2007. Marketing of the property will commence upon successful completion of the rezoning.

The Partnership has no equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the periods ended December 31, 2006, 2005, 2004, 2003 and 2002:

                           FISCAL YEAR    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR    FISCAL YEAR
                              ENDED          ENDED          ENDED          ENDED          ENDED
                            DECEMBER       DECEMBER       DECEMBER       DECEMBER       DECEMBER
                            31, 2006       31, 2005       31, 2004       31, 2003       31, 2002
                          ------------   ------------   ------------   ------------   ------------
Total Assets              $ 19,433,210   $ 19,094,555   $ 19,330,739   $ 20,446,593   $ 20,890,327
                          ============   ============   ============   ============   ============
Note Payable              $ 34,468,750   $ 30,762,766   $ 31,190,519   $ 31,576,444   $ 31,939,585
                          ============   ============   ============   ============   ============
Revenue                   $  9,952,138   $ 10,259,267   $ 10,430,726   $ 10,713,194   $ 10,797,708
Expenses                   (10,595,983)   (11,287,475)   (10,324,437)    (9,905,031)    (9,793,992)
                          ------------   ------------   ------------   ------------   ------------
Net (Loss) Income         $   (643,845)  $ (1,028,208)  $    106,289   $    808,163   $  1,003,716
                          ============   ============   ============   ============   ============
Distributions to
Limited Partners,
per Unit                  $        .00   $       9.00   $      12.00   $      12.00   $      12.00
Income (loss) per Unit:
Class A                           ($32)          ($41)           ($9)  $          9   $         15
Class B                   $         14   $          1   $         28   $         47   $         51
Weighted average
   number of Units
   outstanding:
Class A                         20,230         20,230         20,230         20,230         20,230
Class B                          9,770          9,770          9,770          9,770          9,770

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

     In an effort to provide Limited Partners with a full return of original capital contributions of $1,000 per unit, the General Partner, with majority consent from the Limited Partners, mortgaged the four Properties owned by the Partnership on March 25, 1997 in the aggregate amount of $33,500,000. The General Partner acknowledges that mortgages impose some risks to the Partnership, but considers that such risks are not greater than risks typically associated with real estate financing.

     As part of the Marathan Financing that occurred on August 11, 2006, the Nomura Financing has been defeased. This defeasance required the Partnership to establish an irrevocable defeasance trust through a successor borrower funded with U.S. treasury bills sufficient to fund all required mortgage payments through the optional prepayment date of January 11, 2007.

     The defeasance trust was subsequently assigned to a successor borrower and the Partnership has no ongoing obligation. As a result, the Partnership wrote off financing costs of approximately $66,000 associated with the original loan.

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

     On August 11, 2006, the Partnership borrowed $34,468,750 from Marathon Structured Finance Fund, L.P. The note provides for future advance of $3,031,250. The borrowing is secured by the four Properties. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of One month LIBOR, which was 7.6% as of December 31, 2006.

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

Liquidity

     The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs including debt service and capital reserves. The Partnership retains cash reserves, which it believes will be adequate to maintain the Properties. Funds available beyond current and anticipated needs are distributed to the Partners quarterly. Since the damage caused by Hurricane Wilma and occupancy losses on the other properties, distributions have been suspended.

     While the Partnership is not required to maintain a working capital reserve, it has not distributed all the cash generated from operations in order to maintain cash reserves. As of December 31, 2006, the Partnership's cash balance amounted to $657,371. The amount of any funds placed in reserve is at the discretion of the General Partner. The Partnership expects to generate adequate amounts of cash to meet its operating needs and debt service during the next fiscal year.

     The Partnership held a line of credit with National City Bank of Michigan/Illinois for $1,000,000. Interest on this note was accrued at a variable rate of 1.80% in excess of One month LIBOR. This note was paid in full on August 11, 2006, as a result of the refinance, described previously, and has not been renewed.

     The Partnership had a renewable $1,000,000 line of credit with Uniprop Homes, Inc, an affiliated entity that expired during 2006. The interest rate was prime rate minus .5%. The sole purpose of the line of credit was to purchase new and used homes to be used as model homes offered for sale within the Partnership's communities. On February 28, 2006, the Partnership sold its manufactured home inventory to Uniprop Homes, Inc. - an affiliate of the General Partner - for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association as well as comparables in each market. The consideration for the sale was used to reduce the $756,179 balance on the line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,019 was received in cash.

     The Partnership had an unsecured note with an affiliated entity that was to expire in January 2011 used for financing the purchase of managers' homes. Interest on the outstanding balance was charged at a fixed rate of 12%. This note was paid in full on October 18, 2006 as a result of the refinance.

     The Partnership currently holds a term loan with a bank in the original amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest of 1.80% in excess of the one month LIBOR rate, which was 7.15% at December 31, 2006. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. The outstanding balance under this agreement was $587,500 as of December 31, 2006.

     On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250. The mortgage is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.6% as of December 31, 2006.

     Future maturities on the note payable for the next five years are as follows: 2007 - $0; 2008 - $0, 2009 - $0 and 2010 - $34,468,750.

     The yearly Partnership Management Distribution due to the General Partner for 2006 was $628,500, or 1.0% of the 2006 appraised value of the properties held by the

Partnership ($62,850,000 x 1%). Actual Partnership Management Distribution paid to the General Partner during 2006 was $571,375, a portion of which was calculated based on the 2006 appraised value of the properties held by the Partnership. The General Partner suspended payment of the Incentive Management distribution during 2006.

Results of Operations

     a. Distributions

     For the years ended December 31, 2006 and 2005, the Partnership paid distributions to Limited Partners of $0.00 and 9.00 per Unit held, or $0 and $270,000, respectively.

     The General Partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $628,500 annually based on 2006 appraisals). Thereafter, distributions are made at the discretion of the General Partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $571,375, $710,500, and $716,375 during the years ended December 31, 2006, 2005, and 2004, respectively.

     b. Revenue

     The manufactured housing industry in general has experienced lower retail home sales over the last three years due to restrictive financing and to the ease at which site built homes can be acquired and financed. The Partnership sold its manufactured home inventory to an affiliated entity in 2006. The proceeds of the sale were used to payoff the debt associated with the home inventory, and generated $119,019 in cash flow to the Partnership. As a result, gross revenue decreased by $307,129 in 2006 as compared to 2005.

     c. Net Income (loss)

     For the years ended December 31, 2006, 2005 and 2004, net (loss) income was ($643,845), ($1,028,208) and $106,289 on total revenues of $9,952,138,
$10,259,267 and $10,430,726 respectively.

     Distributions to all Partners were $571,375, $980,500 and $1,076,375 for the years ended December 31, 2006, 2005, and 2004, respectively.

     d. Partnership Management

     Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $145,415, $120,905 and $116,323, in 2006, 2005 and 2004, respectively, to perform partnership management and investor relations services for the Partnership.

     e. Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and under FIN 48, the Partnership does not expect any impact.

     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership's financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

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

     The following table outlines our contractual obligations (in thousands) as of December 31, 2006.

                     Totals   Yr 1   Yrs 2-3   Yrs 4-5   Over 5 Yrs
                    -------   ----   -------   -------   ----------
Term debt           $   588   $150     $300    $   138
Mortgages payable   $34,469   $  0     $  0    $34,469       $ 0
                    -------   ----     ----    -------       ---
Total               $35,057   $150     $300    $34,607       $ 0
                    =======   ====     ====    =======       ===

The future payments listed above for long-term debt repayments exclude interest payments.

     g. Property Operations

     Overall, the four Properties had a combined average occupancy of 59% for the year ended December 31, 2006; as compared to 77% the year ended December 31, 2005; and 78% the year ended December 31, 2004. The average collected monthly rent for the year ended December 31, 2006 (not a weighted average) was approximately $499 per home-site as compared to $490 for the year ended December 31, 2005 and $479 for the year ended December 31, 2004.

                  TOTAL     OCCUPIED SITES AT      OCCUPANCY RATE AT
                  SITES        DECEMBER 31            DECEMBER 31         AVERAGE RENT
                  -----   ---------------------   ------------------   ------------------
                           2006    2005    2004   2006   2005   2004   2006   2005   2004
                          -----   -----   -----   ----   ----   ----   ----   ----   ----
Aztec Estates       645     314     624     482    49%    97%    75%   $543   $529   $517
Kings Manor         314     260     287     295    83     91     94     550    535    514
Old Dutch Farms     293     125     155     201    43     53     69     450    450    450
Park 4 Seasons      572     355     380     455    62     66     80     454    445    434
                  -----   -----   -----   -----   ---    ---    ---    ----   ----   ----
   Overall        1,824   1,054   1,446   1,433    59%    77%    78%   $499   $490   $479
                  =====   =====   =====   =====   ===    ===    ===    ====   ====   ====

     The following table summarizes gross revenues and net operating income for the Partnership and Properties during 2006, 2005 and 2004.

                                                                         NET OPERATING (LOSS) INCOME
                                        GROSS REVENUE                       AND NET (LOSS) INCOME
                           --------------------------------------   -------------------------------------
                              2006          2005          2004         2006          2005         2004
                           ----------   -----------   -----------   ----------   -----------   ----------
Aztec Estates              $4,645,318   $ 4,274,079   $ 4,431,458   $2,464,433   $ 1,763,404   $1,459,081
Kings Manor                 2,223,228     2,679,828     2,188,251    1,307,416     1,234,269    1,081,113
Old Dutch Farms               942,673       968,920     1,229,045      122,309     (156,219)      502,302
Park of the Four Seasons    2,109,083     2,306,409     2,573,639    1,051,013     1,126,581    1,428,857
                           ----------   -----------   -----------   ----------   -----------   ----------
                           $9,920,302   $10,229,236   $10,422,393   $4,945,176   $ 3,968,035   $4,471,353
Partnership Management        $31,836       $30,031        $8,333     (416,344)     (446,443)    (293,844)
Other Expenses                                                        (950,382)     (698,604)    (488,124)
Interest Expense                                                    (3,273,602)   (2,925,821)  (2,715,486)
Depreciation                                                          (948,688)     (925,375)    (867,610)
                                                                    ----------   -----------   ----------
TOTAL:                     $9,952,138   $10,259,267   $10,430,726    ($643,845)  ($1,028,208)  $  106,289
                           ==========   ===========   ===========   ==========   ===========   ==========

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

     Total revenues decreased $307,129 or 3%, to $9,952,138 in 2006, compared to $10,259,267 in 2005. The decrease was primarily due to the elimination of the home sales business at the Partnership as discussed previously.

     The Partnership's operating expenses decreased $691,492, from $11,287,475 in 2005, to $10,595,983 in 2006. Again, the decrease was primarily due to the elimination of the home sales business at the Partnership.

     As a result of the aforementioned factors, the Partnership had a net loss of ($643,845) in 2006, compared to net loss of ($1,028,208) in 2005.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

     Total revenues decreased $171,459 or less than 2%, to $10,259,267 in 2005, compared to $10,430,726 in 2004. The decrease was primarily the result of lower occupancy levels for the year ended December 31, 2005. Rental revenues decreased $433,933 for the year ended December 31, 2005.

     The Partnership's operating expenses increased $963,038, from $10,324,437 in 2004, to $11,287,475 in 2005. The increase was primarily the result of higher property operations expense, including a $264,000 disposal cost of the waste water treatment plant at Old Dutch Farms, higher home sale expense due to an inventory impairment charge of $209,000 and $248,000 of higher interest expense relating to the cancelled refinancing.

     As a result of the aforementioned factors, the Partnership had a net loss of ($1,028,208) in 2005, compared to net income of $106,289 in 2004.

IMPORTANT DISCLOSURES

     The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

     During 2006, industry conditions remained depressed due to the lack of available retail financing as well as the ease of financing site-built homes. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2006. The surplus of quality, pre-owned homes available in the market has now diminished. Uniprop Homes, as the selling agent for the Partnership, does continue to look for these opportunities when available. While the lack of availability of chattel financing is an industry-wide phenomenon, this factor is having a particularly adverse effect on Park of the Four Seasons and Old Dutch Farms. The recent reductions in prices of both new and pre-owned site built homes in many markets is also making competition for buyers much more challenging. As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround. As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize. The planned rezoning of Aztec Estates, as previously described in
Item 5 of this Form 10K, is a direct response to these market conditions.

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

     Note Payable: At December 31, 2006, the Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR. The outstanding balance of this note at December 31, 2006, was $34,468,750, and provides for future advance of $3,031,250.

     Term Loan: At December 31, 2006 the Partnership holds a term loan with National City Bank of the Midwest in the original amount of $750,000. Interest on this note is accrued at a variable rate of 1.80% in excess of the One Month LIBOR rate. This line of credit was established for the cost of the sewer connection at Old Dutch Farms. As of December 31, 2006, the outstanding balance was $587,500 and the One Month LIBOR rate was 7.15%.

     A 10% adverse change in interest rates on the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of more than $260,000. As part of the refinance, the Partnership negotiated a lower variable interest rate which could expose the Partnership to higher interest expense if LIBOR were to increase dramatically. As previously described, the Partnership has entered into an interest rate cap to mitigate some of the variable rate interest exposure. Management does not expect it to have any effect on interest expense, absent some unforeseen economic event which cannot be predicted.

     The Partnership does not enter into financial instruments transactions for trading or other speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Partnership's financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and supplementary data are filed with this
Report:

          (i)  Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2006 and 2005.

          (iii) Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004

          (iv) Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2006, 2005 and 2004

          (v) Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004

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

     There was no change in the Partnership's internal control over financial reporting during its most recently completed quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

     Information concerning Mr. Zlotoff's age and principal occupations during the last five years or more is as follows:

     Paul M. Zlotoff, 57, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is currently Director/Chairman of Uniprop, Inc. which is the General Partner of Genesis Associates Limited Partnership. Genesis Associates Limited Partnership is the General Partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates nine manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the General Partner for various other limited partnerships owning manufactured home communities, as well as some commercial properties.

     The following individuals are the directors and officers of P.I. Associates
Corp.:

Name and Age          Position Held
------------          -------------
Paul M. Zlotoff, 57   Director and President
Joel Schwartz, 45     Secretary/Treasurer
Robert Sher, 68       Director
Roger Zlotoff, 46     Vice President

     Joel Schwartz CPA, 45, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante

& Moran CPA's from 1983 to1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

     Robert Sher, CPA, 68 became Independent Director of GP PI Associates on September 1, 2004. As Independent Director, Mr. Sher is responsible for the oversight and approval of management decisions and strategic planning for the Fund. He also serves as the Audit Committee. Currently, a semi-retired real estate investor and Business Coach, Mr. Sher was Chief Financial Officer, Partner and Director of Schostak Brothers and Company, Inc, a family owned realty company from 1970 to 2004. Previously, Mr. Sher was an associate and partner with S. J. Bechek & Company, CPA's from 1964 to 1970.

     Roger Zlotoff, 45 became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. He became Vice President of Uniprop, Inc. in 2004. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

     Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a Contingent Purchase Price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner. The Contingent Purchase Price for each Property was determined by reference to the average of two independent real estate appraisals that were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller becomes entitled to any unpaid Contingent Purchase Price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. Because the Nomura Financing resulted in a complete return of the Limited Partners' capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers did receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997. The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Old Dutch Farms, $452,359; and Park of the Four Seasons, $1,113,594. The partial payment made for each property was as follows: Aztec Estates, $594,088; Kings Manor, $228,987; Old Dutch Farms, $195,544; and Park of the 4 Seasons, $481,381. As part of the Marathon Refinancing, the successors to the sellers received $810,000 in partial payment of the Contingent Purchase Price on or about August 22, 2006. The partial payment made for each property was as follows: Aztec Estates, $337,527; Kings Manor, $130,086; Old Dutch Farms, $111,051; and Park of the 4 Seasons, $231,336. The maximum amounts remaining which could be payable to the successors of the sellers are as follows: Aztec Estates,

$411,746; Kings Manor, $158,737; Old Dutch Farms, $135,658; and Park of the Four Seasons, $453,858. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time.

     The Partnership has suspended payment of the Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Nomura Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply and any future payments of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2006, this distribution to the General Partner was suspended. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

     The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties' March 2006 aggregate appraised value of $62,850,000, the Partnership Management Distribution due to the General Partner was $628,500. The Partnership Management Distribution paid to the General Partner during 2006 was $571,375, a portion of which was calculated on the 2005 aggregate appraised value of $64,600,000. The Distribution for fourth quarter, 2005, payable in 2006, was reduced below 1% based on the cash available at that time. Based on the Properties' March 2007 aggregate appraised value of $66,100,000, the Partnership Management Distribution due the General Partner for the Partnership's 2007 fiscal year will be $661,000 (66,100,000 x 1.0% = $661,000).

     Uniprop AM, LLC, an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each Property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $447,289. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $145,415 for performing partnership management and investor relations' services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time. Uniprop Inc. had been the Partnership's management entity until it was replaced by Uniprop AM, LLC in 2003. Uniprop Homes, Inc., an affiliate of the General Partner, received commissions totaling $3,235 for certain services provided as a broker/dealer of manufactured homes for the communities. Uniprop Homes represented the communities in the sale of new and pre-owned homes to community residents.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the year ended December 31, 2006. The Partnership also retained BDO Seidman LLP to provide other services in 2006.

The aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

                           2006      2005
                         -------   -------
(1) Audit Fees           $48,200   $23,600
(2) Audit-Related Fees   $     0   $     0
(3) Tax Fees             $13,000   $12,500
(4) All Other Fees       $     0   $     0
(5) Total                $61,200   $36,100

AUDIT FEES: pertain to the audit of the Partnerships annual financial statements, including reviews of the interim financial statements contained in the Partnerships Quarterly Reports of Form 10-Q.

TAX FEES: pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing. The services performed by BDO Seidman in 2006 were pre-approved by the General Partner.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Financial Statements

     (1) The following financial statements and related documents are filed with this Report:

          (i)  Report of Independent Registered Public Accounting Firm

          (ii) Balance Sheets as of December 31, 2006 and 2005.

          (iii) Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004

          (iv) Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2006, 2005 and 2004

          (v) Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004

     (2)  The following financial statement schedule is filed with this report:

               Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2006, 2005 and 2004

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

     10(f) Refinancing loan Agreement between the Partnership and Nomura Asset
          Capital Corporation dated March 24, 1997

     10(g) Line of Credit Loan Agreement between the Partnership and National
          City Bank of Michigan/Illinois dated August 24, 1994

     The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 2004:

     10(h) Line of Credit Loan between the Partnership and Uniprop Homes dated
          August 8, 2004

     The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 2005:

     10(b) Second Amended and Restated Consulting Agreement among the
          Partnership, the General Partner and the Consultant.

     10(i) Term Loan between the Partnership and National City Bank of the
          Midwest dated October 19, 2005

     The following exhibit is incorporated by reference to the Form 8-K that was filed on August 30, 2006

     10(j) Letter summary of refinance with Marathon Structured Finance, formal
          Notice of Eviction and Notice of Application to Re-Zone Aztec Estates for potential redevelopment

     The following exhibits are attached to this Report:

  99.28 Letter summary of the estimated fair market values of the Partnership's four Manufactured housing communities as of March 1, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
Uniprop Manufactured Housing
  Communities Income Fund
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit and cash flows for each of the three yeas in the period ended December 31, 2006. We have also audited the schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audits procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule listed under Item 15 of Form 10-K presents fairly, in all material respects, the information set forth therein


                                          /s/ BDO Seidman, LLP

Troy, Michigan
March 15, 2007

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                                  BALANCE SHEETS

December 31,                              2006           2005
------------                          ------------   ------------
ASSETS
PROPERTY AND EQUIPMENT
   Buildings and improvements         $ 27,318,020   $ 26,509,706
   Land                                  5,280,000      5,280,000
   Furniture and equipment                 254,619        241,169
                                      ------------   ------------
                                        32,852,639     32,030,875
   Less accumulated depreciation        16,333,071     15,504,359
                                      ------------   ------------
NET PROPERTY AND EQUIPMENT              16,519,568     16,526,516
Cash                                       657,371        554,668
Cash - security deposit escrow             245,158        305,158
Manufactured homes and improvements         30,000        996,878
Unamortized financing costs              1,043,013        108,548
Other assets                               938,100        602,787
                                      ------------   ------------
                                      $ 19,433,210   $ 19,094,555
                                      ============   ============
LIABILITIES AND PARTNERS' DEFICIT
Note payable                          $ 34,468,750   $ 30,762,766
Notes payable - bank                       587,500      1,397,500
Note payable - affiliate                         0        920,714
Accounts payable                           395,587        695,415
Other liabilities                          554,984        676,551
                                      ------------   ------------
TOTAL LIABILITIES                       36,006,821     34,452,946
                                      ------------   ------------
PARTNERS' EQUITY (DEFICIT)
   Class A limited partners            (11,572,339)   (10,920,514)
   Class B limited partners              1,499,124      1,362,375
   General partner                      (6,500,396)    (5,800,252)
                                      ------------   ------------
TOTAL PARTNERS' DEFICIT                (16,573,611)   (15,358,391)
                                      ------------   ------------
                                      $ 19,433,210   $ 19,094,555
                                      ============   ============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF OPERATIONS

Year Ended December 31,                              2006          2005          2004
-----------------------                          -----------   -----------   -----------
REVENUE
   Rental                                        $ 7,704,833   $ 7,575,839   $ 8,009,772
   Home sale income                                  954,654     2,066,230     1,981,493
   Other                                           1,292,651       617,198       439,461
                                                 -----------   -----------   -----------
                                                   9,952,138    10,259,267    10,430,726
                                                 -----------   -----------   -----------
OPERATING EXPENSES
   Administrative                                  2,149,333     2,159,096     2,070,613
   Property taxes                                  1,013,762     1,003,313       964,275
   Utilities                                         596,756       542,675       537,220
   Property operations                             1,625,440     1,583,420     1,258,566
   Depreciation                                      948,688       925,375       867,610
   Interest                                        3,273,602     2,925,821     2,715,486
   Home sale expense                                 988,402     2,147,775     1,910,667
                                                 -----------   -----------   -----------
                                                  10,595,983    11,287,475    10,324,437
                                                 -----------   -----------   -----------
NET INCOME (LOSS)                                $  (643,845)  $(1,028,208)  $   106,289
                                                 ===========   ===========   ===========
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
   Class A                                       $    (32.22)  $    (41.09)  $     (9.45)
   Class B                                       $     14.00   $       .90   $     28.27
DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT
   Class A                                       $      0.00   $      9.00   $     12.00
   Class B                                       $      0.00   $      9.00   $     12.00
NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING
   Class A                                            20,230        20,230        20,230
   Class B                                             9,770         9,770         9,770
NET INCOME (LOSS) ALLOCABLE TO GENERAL PARTNER   $  (128,769)  $  (205,642)  $    21,258
DISTRIBUTIONS ALLOCABLE TO GENERAL PARTNER       $   571,375   $   710,500   $   716,375
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                 STATEMENTS OF PARTNERS' DEFICIT
                                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                               TOTAL
                                                  Class A       Class B      PARTNERS'
                                   General        Limited       Limited       EQUITY
                                   Partner       Partners      Partners      (DEFICIT)
                                 -----------   ------------   ----------   ------------
BALANCE, January 1, 2004         $(4,188,993)  $ (9,473,234)  $1,282,630   $(12,379,597)
Distributions to partners           (716,375)      (242,760)    (117,240)    (1,076,375)
Net income (loss) for the year        21,258       (191,136)     276,167        106,289
                                 -----------   ------------   ----------   ------------
BALANCE, December 31, 2004        (4,884,110)    (9,907,130)   1,441,557    (13,349,683)
Distributions to partners           (710,500)      (182,070)     (87,930)      (980,500)
Net income (loss) for the year      (205,642)      (831,314)       8,748     (1,028,208)
                                 -----------   ------------   ----------   ------------
BALANCE, December 31, 2005        (5,800,252)   (10,920,514)   1,362,375    (15,358,391)
Distributions to partners           (571,375)            --           --       (571,375)
Net income for the year             (128,769)      (651,825)     136,749       (643,845)
                                 -----------   ------------   ----------   ------------
BALANCE, December 31, 2006       $(6,500,396)  $(11,572,339)  $1,499,124   $(16,573,611)
                                 ===========   ============   ==========   ============

                                 See accompanying notes to financial statements.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                        STATEMENTS OF CASH FLOWS

Year Ended December 31,                                      2006          2005          2004
-----------------------                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $  (643,845)  $(1,028,208)  $   106,289
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
      Depreciation                                           948,688       925,375       867,610
      Amortization                                           219,984        86,000        86,000
      Loss on disposal of equipment                           54,775       264,004            --
      Decrease in security deposit escrow                     60,000            --            --
      Decrease (increase) in homes and
         improvements                                        210,699       208,014       (27,070)
      (Increase) decrease in other assets                   (335,313)      148,584       506,941
      (Decrease) increase in accounts payable               (299,829)      518,754        27,448
      Decrease in other liabilities                         (121,567)      (31,501)     (177,481)
                                                         -----------   -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     93,592     1,091,022     1,389,737
                                                         -----------   -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                       (996,514)   (1,041,885)     (355,290)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                                (571,375)     (980,500)   (1,076,375)
   Net proceeds (payments) on note payable                 3,705,984      (427,753)     (385,925)
   Net (payments) proceeds under line of credit             (660,000)      620,000      (195,000)
   Net (payments) proceeds from note payable - bank         (150,000)      737,500            --
   Net (payments)proceeds from note payable -
      affiliate                                             (164,535)      355,524       565,190
   Debt issuance costs                                    (1,154,449)           --            --
                                                         -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,005,625       304,771    (1,092,110)
                                                         -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                              102,703       353,908       (57,663)
CASH, at beginning of year                                   554,668       200,760       258,423
                                                         -----------   -----------   -----------
CASH, at end of year                                     $   657,371   $   554,668   $   200,760
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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 Accumulated depreciation for tax purposes was $18,460,886 and $17,753,179 as of December 31,
                                 2006 and 2005, respectively.

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

                                 FINANCING COSTS

                                 As a result of the refinance of the note payable during 2006, costs to obtain the financing (see Note 3) are amortized over a four-year period.

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 RECENT ACCOUNTING PRONOUNCEMENTS

                                 In June 2006, the Financial Accounting
                                 Standards Board ("FASB") issued FASB
                                 Interpretation No. 48, "Accounting for
                                 Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS
                                 109, "Accounting for Income Taxes" and
                                 prescribes a recognition threshold and
                                 measurement attribute for the financial
                                 statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and under FIN 48, the Partnership does not expect any impact.

                                 In September 2006, the Securities and Exchange
                                 Commission Staff issued Staff Accounting
                                 Bulletin No. 108, "Considering the Effects of
                                 Prior Year Misstatements when Quantifying
                                 Misstatements in the Current Year Financial
                                 Statements" ("SAB No. 108"). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB
                                 No. 108 did not have any impact on the
                                 Partnership's financial position or results of operations.

                                 In September 2006, the FASB issued SFAS No.
                                 157, "Fair Value Measurements" ("SFAS No.
                                 157"). SFAS No. 157 defines fair value,
                                 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This
                                 Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 In February 2007, the FASB issued Statement of
                                 Financial Accounting Standards No. 159, The
                                 Fair Value Option for Financial Assets and
                                 Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first
                                 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The
                                 Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

2.  OTHER ASSETS                 At December 31, 2006 and 2005, "Other Assets"
                                 included cash of approximately $219,000 and
                                 $229,000, respectively, in an escrow account
                                 for property taxes, insurance, as required by
                                 the Partnership's note payable agreement, which
                                 is restricted from operating use. Also included
                                 are accounts receivable of approximately
                                 $556,000 and $274,000, and prepaid costs of
                                 approximately $163,000 and $100,000,
                                 respectively.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

3.  NOTE PAYABLE                 In 1997, the Partnership entered into a
                                 $33,500,000 note payable agreement (the "Nomura
                                 Financing"). The proceeds of the note were used
                                 primarily to return to the limited partners
                                 their original $30,000,000 capital
                                 contribution, to pay certain amounts to the
                                 general partner as described in Note 8, and to
                                 pay related financing costs. The borrowings
                                 were secured by mortgages on the Partnership's
                                 properties and the assignment of all current
                                 and future leases and rents. The note was
                                 payable in monthly installments of $251,439,
                                 including interest, through March 2027. The
                                 interest rate was 8.24% per annum through July
                                 2007.

                                 During 2006, the Partnership defeased the Nomura Financing and refinanced its debt with a new mortgage payable to Marathon Structured
                                 Finance Fund L.P. (the "Marathon Financing") in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250. The mortgage is payable in monthly installments of interest only through August
                                 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month
                                 LIBOR, which was 7.6% as of December 31, 2006.

                                 To reduce a portion of the risk relating to the variable interest rate, the Partnership has entered into an interest rate cap with a bank.
                                 The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The cost of the interest rate cap was $10,400.

                                 Future maturities on the note payable for the next four years are as follows: 2007 - $0; 2008
                                 - $0; 2009 - $0; 2010 - $34,468,750.

                                 The Company defeased the Nomura mortgage note payable having a balance of $30,454,577 by purchasing Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the mortgage agreement. The Treasury securities were then substituted for the four properties that originally served as collateral for the mortgage.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 As part of the defeasance, the Treasury
                                 securities and mortgage debt was transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. As such, the mortgage debt is not reflected in the accompanying balance sheets as of December 31, 2006, and as a result, the Partnership wrote off financing costs of approximately $66,000 associated with the original loan. In connection with the defeasance, the Partnership incurred early extinguishment of debt costs of approximately
                                 $416,492.

                                 In connection with the new mortgage debt, the Partnership incurred $1,154,449 in financing costs as a result of the refinancing which will be amortized over the remaining life of the mortgage of approximately 4 years.

4.  NOTE PAYABLE - BANK          The Partnership currently holds a term loan
                                 with a bank in the original principal amount of
                                 $750,000 that matures in October 2010. The note
                                 is payable in monthly installments of $12,500
                                 plus interest at a variable rate of 1.80% in
                                 excess of the one month LIBOR rate; the
                                 Partnership's interest rate at December 31,
                                 2006 was 7.15%. This term loan was undertaken
                                 for the cost of the sewer connection at Old
                                 Dutch Farms. As of December 31, 2006, the
                                 outstanding balance was $587,500. Future
                                 maturities on the note payable for the next
                                 four years are fixed at $150,000 per year.

5.  OTHER LIABILITIES            Other liabilities consisted of:

                                 December 31,                   2006       2005
                                 ------------                 --------   --------
                                 Tenants' security deposits   $358,333   $468,790
                                 Accrued interest              145,535    147,865
                                 Other                          51,116     59,896
                                                              --------   --------
                                 TOTAL                        $554,984   $676,551
                                                              ========   ========

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

                                 FEES AND EXPENSES

                                 During the years ended December 31, 2006, 2005 and 2004 the affiliate earned property management fees of $447,289, $407,200, and $421,356, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with "Administrative" expenses in the respective statements of operations. The
                                 Partnership owed $2,389 and $3,800 to the affiliate at December 31, 2006 and 2005, respectively.

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

                                 Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 3, the Partnership used a portion of proceeds from the 1997 financing to return the limited partners' original capital contribution. In addition,
                                 $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price.

                                                           UNIPROP MANUFACTURED
                                                HOUSING COMMUNITIES INCOME FUND
                                               (A MICHIGAN LIMITED PARTNERSHIP)

                                                  NOTES TO FINANCIAL STATEMENTS

                      As part of the Marathon refinancing, the successors to the sellers received $810,000 in partial payment of the Contingent Purchase
                      Price on or about August 22, 2006. The total remaining contingent purchase price will not exceed $1,160,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2006.

                      The Partnership sold its manufactured home inventory to the affiliate of the General
                      Partner for its fair market value of $875,197.
                      The fair market value was determined using The
                      Manufactured Housing Appraisal Guide of the
                      National Automobile Dealers Association as well as comparables in each market. Proceeds of the sale were used to payoff the $756,179 balance on the line of credit with the buyer, Uniprop
                      Homes, Inc., and the balance of $119,019 was received in cash.

7.  RECONCILIATION     Year Ended
    OF FINANCIAL      December 31,          2006         2005         2004
    STATEMENT AND     ------------       ---------   -----------   ---------
    TAXABLE INCOME    Income (loss)
                       per the financial
                       statements          $(643,845)  $(1,028,208)  $ 106,289
                      Adjustments to
                       depreciation for
                       difference in
                       methods               110,925       285,896    (285,800)
                      Adjustments for
                       prepaid rent,
                       meals and
                       entertainment           1,919        10,369      (9,426)
                                           ---------   -----------   ---------
                      Income (Loss) Per
                       the Partnership's
                       Tax Return          $(531,001)  $  (731,943)  $(188,937)
                                           =========   ===========   =========

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

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 DISTRIBUTIONS

                                 The general partner receives a quarterly
                                 Partnership Management Distribution equal to
                                 .25% of the appraised value of the properties of the Partnership (equal to $661,000 annually based on current 2007 appraisals of $66,100,000 x 1.0%). Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners.

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

9.  SUPPLEMENTAL CASH FLOW       Cash paid for interest totaled $3,055,949,
    INFORMATION                  $2,842,000, and $2,631,000, in 2006, 2005 and
                                 2004, respectively.

                                 The Note Payable to an affiliate totaling
                                 $756,179 was paid off from the sale of the Partnership's manufactured home inventory.

                                 As a result of Hurricane Wilma in October 2005, the Partnership received insurance proceeds during 2006 totaling $490,931 for damage at the Aztec Estates and Kings Manor properties. The proceeds covered $221,108 for losses pertaining to business income, $252,882 for property damage and approximately $17,000 for debris removal. During 2006, the Community Center at
                                 Kings Manor, which sustained heavy damage, was demolished, and to this date has not been rebuilt. However, when construction begins in 2007, the Partnership will receive additional insurance proceeds relating to building and ordinance coverage, which will bring the building up to current code, as required.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

10. INTERIM      The following summary represents the unaudited
    RESULTS      results of operations of the Partnership,
    (UNAUDITED)  expressed in thousands except per unit amounts, for the periods from January 1, 2005 through
                 December 31, 2006:

                                                        Three Months Ended
                                    ---------------------------------------------
                 2006               March 31, June 30, September 30, December 31,
                 ----               --------- ------- -------------  ------------
                 REVENUES            $3,198   $2,366     $2,312       $2,076
                                     ======   ======     ======       ======
                 NET INCOME (LOSS)   $ (104)  $  344     $ (214)      $ (669)
                                     ======   ======     ======       ======
                 INCOME (LOSS) PER
                    LIMITED
                    PARTNERSHIP UNIT
                    Class A          $   (6)  $    6     $  (10)      $  (22)
                    Class B          $    4   $   16     $    4       $  (10)
                                     ======   ======     ======       ======

                                                  Three Months Ended
                                    ---------------------------------------------
                 2005               March 31, June 30, September 30, December 31,
                 ----               --------- -------- ------------- ------------
                 REVENUES            $2,436   $2,721     $2,272       $2,830
                                     ======   ======     ======       ======
                 NET INCOME (LOSS)   $  (58)  $   10     $  (98)      $ (882)
                                     ======   ======     ======       ======
                 INCOME (LOSS) PER
                    LIMITED
                    PARTNERSHIP UNIT
                    Class A          $   (5)  $   (3)    $   (6)      $  (27)
                    Class B          $    5   $    7     $    4       $  (15)
                                     ======   ======     ======       ======

11. MATERIAL     During 2006, the Partnership made an adjustment
    FOURTH       which was material to the fourth quarter
    QUARTER      results. The adjustment consisted of a
    ADJUSTMENTS  write-off of property of approximately $55,000, due to disposal of a community center destroyed
                 by hurricane Wilma that had not been rebuilt.

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                   NOTES TO FINANCIAL STATEMENTS

                                 During the fourth quarter of 2006, the
                                 Partnership incurred tenant relocation costs for the relocation of qualified residents under Florida law of approximately $257,000 at the Aztec Estates property. This came as a result of the decision to redevelop the property to a mixed-use residential designation. Due to the relocation program, occupancy has declined significantly in the fourth quarter, reducing rent revenue as well.

                                                          UNIPROP MANUFACTURED
                                               HOUSING COMMUNITIES INCOME FUND
                                              (A MICHIGAN LIMITED PARTNERSHIP)

                       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             DECEMBER 31, 2006

      Column A         Column B            Column C                 Column D                      Column E
-------------------  -----------  --------------------------  -------------------  --------------------------------------
                                                                     Costs
                                                                  Capitalized
                                                                 Subsequent to          Gross Amount at Which Carried
                                         Initial Cost             Acquisition                at Close of Period
                                  -------------------------   -------------------  --------------------------------------
                                              Buildings and         Buildings and              Buildings and
Description          Encumbrance      Land     Improvements   Land   Improvements     Land      Improvements     Total
-------------------  -----------  ----------  -------------   ----  -------------  ----------  -------------  -----------
Aztec Estates
   (Margate, FL)     $ 9,123,750  $2,199,868    $ 8,799,475    $      $2,380,434   $2,199,868   $11,179,909   $13,379,777

Kings Manor
   (Ft. Lauderdale,
   FL)                11,310,000     847,923      3,391,694              606,112      847,923     3,997,806     4,845,729

Park of the Four
   Seasons
   (Blaine, MN)       10,660,000   1,508,121      6,032,483            1,301,812    1,508,121     7,334,295     8,842,416

Old Dutch Farms
   (Novi, MI)          3,375,000     724,088      2,896,348            1,909,662      724,088     4,806,010     5,530,098

                     -----------  ----------    -----------    ---    ----------   ----------   -----------   -----------
                     $34,468,750  $5,280,000    $21,120,000    $      $6,198,020   $5,280,000   $27,318,020   $32,598,020
                     ===========  ==========    ===========    ===    ==========   ==========   ===========   ===========

      Column A         Column F    Column G     Column H
-------------------  ------------  --------  -------------

                                             Life on Which
                                              Depreciation
                                                   in
                                             Latest Income
                      Accumulated    Date     Statement is
Description          Depreciation  Acquired     Computed
-------------------  ------------  --------  -------------
Aztec Estates
   (Margate, FL)      $ 6,630,787    1986       30 years

Kings Manor
   (Ft. Lauderdale,
   FL)                  2,456,915    1986       30 years

Park of the Four
   Seasons
   (Blaine, MN)         2,466,409    1986       30 years

Old Dutch Farms
   (Novi, MI)           4,557,954    1986       30 years

                      -----------
                      $16,112,065
                      ===========

                                                            UNIPROP MANUFACTURED
                                                 HOUSING COMMUNITIES INCOME FUND
                                                (A MICHIGAN LIMITED PARTNERSHIP)

                                                           NOTES TO SCHEDULE III
                                                               DECEMBER 31, 2006

1.   RECONCILIATION OF           The following table reconciles buildings and improvements from
     BUILDINGS AND               January 1, 2004 to December 31, 2006:
     IMPROVEMENTS

                                                                   2006          2005          2004
                                                               -----------   -----------   -----------
                                 BALANCE, at January 1         $26,509,706   $25,898,324   $25,554,395
                                 Additions to buildings and
                                    improvements                   983,064     1,034,512       343,929
                                 Cost of assets disposed          (174,750)     (423,130)           --
                                                               -----------   -----------   -----------
                                 BALANCE, at December 31       $27,318,020   $26,509,706   $25,898,324
                                                               ===========   ===========   ===========

                                 There were no additions to land during this three-year period.

2.   RECONCILIATION OF           The following table reconciles the accumulated depreciation from
     ACCUMULATED DEPRECIATION    January 1, 2004 to December 31, 2006:

                                                                   2006          2005          2004
                                                               -----------   -----------   -----------
                                 BALANCE, at January 1         $15,293,021   $14,533,398   $13,681,094
                                 Current year depreciation
                                    expense                        939,019       918,749       852,304
                                 Accumulated depreciation on
                                    disposed assets               (119,975)     (159,126)           --
                                                               -----------   -----------   -----------
                                 BALANCE, at December 31       $16,112,065   $15,293,021   $14,533,398
                                                               ===========   ===========   ===========

3.   TAX BASIS OF BUILDINGS      The aggregate cost of buildings and improvements for federal income
     AND IMPROVEMENTS            tax purposes is equal to the cost basis used for financial statements purposes.

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

                                        Uniprop Manufactured Housing Communities
                                        Income Fund, a Michigan Limited
                                        Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            General Partner

                                            BY: GP P.I. Associates Corp.,
                                                General Partner


                                            BY: /s/ Paul M. Zlotoff
                                                --------------------------------
Dated: March 29, 2007                           Paul M. Zlotoff, President

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


By: /s/ Joel Schwartz                   By: /s/ Paul M. Zlotoff
    ---------------------------------       ------------------------------------
    Joel Schwartz                           Paul M. Zlotoff
    (Principal Financial Officer)           (Principal Executive Officer,
                                            President & Director of
                                            GP P.I. Associates Corp.)


By: /s/ Susann E. Szepytowski
    ---------------------------------
    Susann E. Szepytowski
    (Chief Accounting Officer)

Dated: March 29, 2007

                                  EXHIBIT INDEX

                    DESCRIPTION                        METHOD OF FILING
                    -----------                        ----------------
3(a)    Amended Certificate of Limited       Incorporated by reference to the
        Partnership for the Partnership      S-11 Registration Statement of the
                                             Partnership filed June 4, 1985, as
                                             amended on August 1, 1985 and
                                             September 11, 1985 ("Registration
                                             Statement").

3(b)    Agreement of Limited Partnership     Incorporated by reference to The
        for the Partnership                  Registration Statement.

3(c)    Certificate of Amendment to the      Incorporated by reference to Form
        Certificate of Limited Partnership   10-K for fiscal year ended December
        for the Partnership (originally      31, 1992.
        filed with Form 10-Q for the
        fiscal Quarter ended June 30,
        1986).

3(d)    First Amendment to Agreement of      Incorporated by reference to Form
        Limited Partnership                  10-K for the fiscal year ended
                                             December 31, 1996.

3(e)    Second Amendment to Agreement of     Incorporated by reference to Form
        Limited Partnership                  10-K for the fiscal year ended
                                             December 31, 1996.

4       Form of Certificate of Limited       Incorporated by reference to Form
        Partnership Interest in the          10-K for fiscal year ended December
        Partnership (originally filed with   1997.
        Form 10-K for the fiscal year
        ended December 31, 1986).

10(a)   Form of Management Agreement         Incorporated by reference to The
        between the Partnership and          Registration Statement.
        Uniprop AM, LLC

10(b)   Second Amended Consulting            Incorporated by reference to Form
        Agreement between the Partnership,   10-K for fiscal year ended December
        the General Partner and Consultant   2005

10(c)   Contingent Purchase Price            Incorporated by reference to Form
        Agreement between the Partnership,   10-K for fiscal year ended December
        Aztec Estates, Ltd., and Kings       1997.
        Manor Associates (originally filed
        with Form 10-K for the fiscal year
        ended December 31, 1987)

10(d)   Contingent Purchase Price            Incorporated by reference to Form
        Agreement between the Partnership    10-K for fiscal year ended December
        and O.D.F. Mobile Home Park          1997.
        (originally filed with Form 10-K
        for the fiscal year ended December
        31, 1987

10(e)   Contingent Purchase Price            Incorporated by reference to Form
        Agreement between the Partnership    10-K for fiscal year ended December
        and The Park of the Four Seasons     1997.
        (originally filed with Form 10-K
        for the fiscal year ended December
        31, 1987)

10(f)   Refinancing loan Agreement between   Incorporated by reference to Form
        the Partnership and Nomura Asset     10-K for fiscal year ended December
        Capital Corporation March 24, 1997   1997

10(g)   Line of Credit Loan Agreement        Incorporated by reference to Form
        between the Partnership and          10-K for fiscal year ended December
        National City Bank of                1997
        Michigan/Illinois dated August 24,
        1994

10(h)   Line of Credit Loan between the      Incorporated by reference to Form
        Partnership and Uniprop Homes        10-K for fiscal year ended December
        dated August 8, 2004                 2004

10(i)   Term Loan between the Partnership    Incorporated by reference to Form
        and National City Bank of the        10-K for fiscal year ended December
        Midwest dated October 19, 2005       2005.

10(j)   Letter summary of refinance with     Incorporated by reference to the
        Marathon Structured Finance,         Form 8-K that was filed on August
        formal Notice of Eviction and        30, 2006
        Notice of Application to Re-Zone
        Aztec Estates for potential
        redevelopment

31.1    Certificate of Principal Executive   Filed herewith.
        Officer pursuant to Section 302 of
        the Sarbanes-Oxley Act of 2002

31.2    Certificate of Principal Financial   Filed herewith.
        Officer pursuant to Section 302 of
        the Sarbanes-Oxley Act of 2002

*32.1   Certification Pursuant to Section    Filed herewith.
        906 of the Sarbanes-Oxley Act of
        2002

*32.2   Certification Pursuant to Section    Filed herewith.
        906 of the Sarbanes-Oxley Act of
        2002

99.28   Letter summary of the estimated      Filed herewith
        fair market values of the
        Partnership's nine manufactured
        housing communities, as of March
        1, 2007.


* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.