Form 10-Q
period 2007-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2007-05-14
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007                 Commission File No. 0-15940

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets
            March 31, 2007 (Unaudited) and
            December 31, 2006                                                 3

            Statements of Operations
            Three months ended March 31, 2007
            and 2006 (Unaudited)                                              4

            Statement of Partners' Equity (Deficit)
            Three months ended March 31, 2007 (Unaudited)                     4

            Statements of Cash Flows
            Three months ended March 31, 2007
            and 2006 (Unaudited)                                              5

            Notes to Financial Statements
            March 31, 2007 (Unaudited)                                        6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                                     8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK                                    12

   ITEM 4.  CONTROLS AND PROCEDURES                                          13

PART II OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS                                                13

   ITEM 1A. RISK FACTORS                                                     13

   ITEM 6.  EXHIBITS                                                         17


              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                      MARCH 31, 2007   DECEMBER 31, 2006
                                      --------------   -----------------
                                       (UNAUDITED)
ASSETS
Properties:
   Land                                $  5,280,000      $  5,280,000
   Buildings And Improvements            27,340,796        27,318,020
   Furniture And Fixtures                   259,800           254,619
                                       ------------      ------------
                                         32,880,596        32,852,639
   Less Accumulated Depreciation        (16,574,464)      (16,333,071)
                                       ------------      ------------
                                         16,306,132        16,519,568
Cash And Cash Equivalents                   508,332           657,371
Cash - Security Escrow                       95,000           245,158
Unamortized Finance Costs                   970,860         1,043,013
Manufactured Homes and Improvements          30,000            30,000
Other Assets                                963,613           938,100
                                       ------------      ------------
Total Assets                           $ 18,873,937      $ 19,433,210
                                       ------------      ------------

                                      MARCH 31, 2007   DECEMBER 31, 2006
                                      --------------   -----------------
                                        (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT
Note Payable-Bank                      $    550,000      $    587,500
Accounts Payable                            339,379           395,587
Other Liabilities                           737,452           554,984
Mortgage Payable                         34,969,325        34,468,750
                                       ------------      ------------
Total Liabilities                      $ 36,596,156      $ 36,006,821
Partners' Equity (Deficit) :
   General Partner                       (6,855,817)       (6,500,396)
   Class A Limited Partners             (12,188,882)      (11,572,339)
   Class B Limited Partners               1,322,480         1,499,124
                                       ------------      ------------
Total Partners' Deficit                 (17,722,219)      (16,573,611)
                                       ------------      ------------
Total Liabilities And
   Partners' Deficit                   $ 18,873,937      $ 19,433,210
                                       ------------      ------------

                        See Notes to Financial Statements

               UNIPROP MANUFACTURED HOUSING COMMUNITES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                             --------------------------------
                                                              MARCH 31, 2007   MARCH 31, 2006
                                                             ---------------   --------------
                                                               (Unaudited)       (Unaudited)
Income:
   Rental Income                                               $1,284,233        $1,835,396
   Home Sale Income                                                     0           954,654
   Other                                                          186,243           407,960
                                                               ----------        ----------
Total Income                                                   $1,470,476        $3,198,010
                                                               ----------        ----------
Operating Expenses:
   Administrative Expenses
   (Including  $73,181 and $107,343 in Property Management
   Fees Paid to An Affiliate for the Three Month Period
   Ended March 31, 2007 and 2006, Respectively)                   439,674           665,465
   Property Taxes                                                 272,157           251,793
   Utilities                                                      138,795           161,649
   Property Operations                                            551,641           290,294
   Depreciation                                                   241,392           231,937
   Interest                                                       818,300           696,630
   Home Sale Expense                                                    0         1,004,456
                                                               ----------        ----------
Total Operating Expenses                                       $2,461,959        $3,302,224
                                                               ----------        ----------
Net Loss                                                        ($991,483)        ($104,214)
                                                               ----------        ----------
Income (Loss) Per Limited Partnership Unit:
   Class A                                                        ($30.48)           ($6.04)
   Class B                                                        ($18.08)       $     3.98
Distribution Per Limited Partnership Unit
   Class A                                                     $     0.00        $     0.00
   Class B                                                     $     0.00        $     0.00
Weighted Average Number Of Limited
   Partnership Units Outstanding
      Class A                                                      20,230            20,230
      Class B                                                       9,770             9,770

STATEMENT OF PARTNER'S EQUITY (DEFICIT) (UNAUDITED)

                                                         General      Class A      Class B
                                            Total        Partner      Limited      Limited
                                         -----------   ----------   -----------   ---------
Beginning Balance of December 31, 2006   (16,573,611)  (6,500,396)  (11,572,339)  1,499,124
Net Loss                                    (991,483)    (198,296)     (616,543)   (176,644)
Distributions                               (157,125)    (157,125)            0           0
                                         -----------   ----------   -----------   ---------
BALANCE AS OF MARCH 31, 2007             (17,722,219)  (6,855,817)  (12,188,882)  1,322,480

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                       THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 31, 2007   MARCH 31, 2006
                                                --------------   --------------
Cash Flows From Operating Activities:
   Net Loss                                       ($991,483)       ($104,214)
                                                  ---------        ---------
Adjustments To Reconcile Net Loss
   To Net Cash Provided By
      Operating Activities:
      Depreciation                                  241,392          231,937
      Amortization                                   72,153           21,500
      Decrease in Security Deposit Escrow           150,158                0
      Decrease in Homes and Home Improvements             0          204,130
      Increase In Other Assets                      (25,513)        (365,619)
      Decrease In Accounts Payable                  (56,208)        (232,817)
      Increase In Other Liabilities                 182,468          285,057
                                                  ---------        ---------
Total Adjustments:                                  564,450          144,188
                                                  ---------        ---------
   Net Cash (Used In) Provided By
      Operating Activities                         (427,033)          39,974
                                                  ---------        ---------
Cash Flows Used In Investing  Activities:
         Capital Expenditures                       (27,956)         (68,045)
                                                  ---------        ---------
Cash Flows From Financing Activities:
         Net Payments on Line of Credit             (37,500)         (37,500)
         Distributions To Partners                 (157,125)        (100,000)
         Payments on Note Payable - Affiliate             0          (75,358)
         Proceeds on Mortgage Payable               500,575                0
         Payments on Mortgage Payable                     0         (121,265)
                                                  ---------        ---------
Net Cash Provided by (Used In)                      305,950         (334,123)
                                                  ---------        ---------
Financing Activities
   Decrease In Cash and Equivalents                (149,039)        (362,194)
Cash and Equivalents, Beginning                     657,371          554,668
                                                  ---------        ---------
Cash and Equivalents, Ending                      $ 508,332        $ 192,474
                                                  ---------        ---------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and was therefore not impacted by FIN 48.

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

3.   RELATED PARTY TRANSACTION:

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association as well as comparables in each market. Proceeds of the sale were used to pay off the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,018 was received in cash.

4.   MORTGAGE PAYABLE:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $500,575 has been advanced as of March 31, 2007. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.57% as of March 31, 2007, and the balance on the note was $34,969,325.

In connection with the refinancing, the Company defeased the prior mortgage note payable with a balance of $33,500,000 by purchasing Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the mortgage agreement. The Treasury securities were then substituted for the four properties that originally served as collateral for the mortgage.

As part of the defeasance, the Treasury securities and mortgage debt were transferred to a third party successor borrower that is responsible for all remaining obligations under this debt. This mortgage was fully paid off by the successor borrower from funds in the irrevocable defeasance trust on January 11, 2007.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is a tax-free entity, and was therefore not impacted by FIN 48.

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

Capital Resources

The Partnership's capital resources consist primarily of its four manufactured housing communities. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). It secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit. As part of the refinancing which occurred on August 11, 2006, this note has been defeased, which required the Partnership to establish an irrevocable defeasance trust through a successor borrower, by placing risk free treasury bills into the trust to fund this mortgage. This mortgage was fully paid off by the successor borrower from funds in the irrevocable defeasance trust on January 11, 2007.

On February 28, 2006, the Partnership sold its manufactured home inventory to an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association, as well as, comparables in each market. The consideration for the sale was used to reduce the $756,179 line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,018 was received in cash.

On August 11, 2006, the Partnership borrowed $34,468,750 from Marathon Structured Finance Fund, L.P. The note provides for future advance of $3,031,250, of which $500,575 has been advanced as of March 31, 2007. The borrowing is secured by the four Properties. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of One month LIBOR, which was 7.57% as of March 31, 2007, and the balance on the note was $34,969,325.

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

Liquidity

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. As of March 31, 2007, the Partnership's cash balance amounted to $508,332. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership has an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.12% at March 31, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $550,000 at March 31, 2007.

The quarterly Partnership Management Distribution due to the General Partner during the first quarter was $157,125, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($62,850,000 x 1/4 %= $157,125).

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

Results of Operations

Overall, as illustrated in the tables below, the four properties had a combined average occupancy of 48% at the end of March 2007, versus 73% a year ago. The average monthly rent in March 2007 was approximately $504; compared to the $497 average monthly rent in March 2006 (average rent not a weighted average).

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   --------
Aztec Estates                  645         77        12%       $545
Kings Manor                    314        254        81         565
Old Dutch Farms                293        123        42         450
Park of the Four Seasons       572        341        60         454
                             -----      -----       ---        ----
Total on 3/31/07:            1,824        795        48%       $504
Total on 3/31/06:            1,824      1,365        73%       $497

*    Not a weighted average

                                                     NET OPERATING INCOME AND
                                GROSS REVENUE                 NETLOSS
                              Three months ended        THREE MONTHS ENDED
                           -----------------------   ------------------------
                            3/31/2007    3/31/2006    3/31/2007    3/31/2006
                           ----------   ----------   ----------   -----------
Aztec Estates              $  403,627   $1,377,641    $  17,939    $  531,776
Kings Manor                   411,775      801,349      268,202       363,634
Old Dutch Farms               173,157      401,434       57,574       (34,938)
Park of the Four Seasons      478,400      613,842      263,590       245,036
                           ----------   ----------    ---------    ----------
                           $1,466,959   $3,194,266    $ 607,305    $1,105,508
Partnership Management     $    3,517   $    3,744     (101,422)     (152,715)
Other Expenses                                         (437,674)     (128,440)
Interest Expense                                       (818,300)     (696,630)
Depreciation                                           (241,392)     (231,937)
                                                      ---------    ----------
TOTAL:                     $1,470,476   $3,198,010    ($991,483)    ($104,214)

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

COMPARISON OF QUARTER ENDED MARCH 31, 2007 TO QUARTER ENDED MARCH 31, 2006

Gross revenues decreased $1,727,534 to $1,470,476 in 2007, as compared to $3,198,010 in 2006. The decrease was mainly due to the relocation of residents at Aztec Estates per Florida law to redevelop the property as a mixed-use residential development, and to the elimination of the home inventory for sale.

As described in the Statements of Operations, total operating expenses were $832,868 lower, moving from $3,202,224 to $2,461,959. The decrease was mainly due to the elimination of the home inventory for sale.

As a result of the aforementioned factors, the Partnership had a net loss of $991,483 for the first quarter of 2007 compared to a net loss of $104,214 for the same quarter of the prior year.

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

     Note Payable: The Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 7.57 as of March 31, 2007. The outstanding balance of this note at March 31, 2007, was $34,969,325 and provides for future advance of $2,530,675.

     Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.12% at March 31, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $550,000 at March 31, 2007.

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

None.

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

Dated: May 14, 2007