Form 10-Q
period 2007-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2007-08-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007                  Commission File No. 0-15940

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS

              Balance Sheets
              June 30, 2007 (Unaudited) and  December 31, 2006                 3

              Statements of Operations
              Six and Three months ended June 30, 2007 and 2006
              (Unaudited)                                                      4

              Statement of Partners' Equity (Deficit)
              Six months ended June 30, 2007 (Unaudited)                       4

              Statements of Cash Flows
              Six months ended June 30, 2007 and 2006 (Unaudited)              5

              Notes to Financial Statements
              June 30, 2007 (Unaudited)                                        6

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                        8

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12

   ITEM 4.    CONTROLS AND PROCEDURES                                         13

PART II OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS                                               14

   ITEM 1A.   RISK FACTORS                                                    14

   ITEM 6.    EXHIBITS                                                        17

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                      DECEMBER 31,
                                      JUNE 30, 2007       2006
                                      -------------   ------------
                                       (UNAUDITED)
ASSETS

Properties:
   Land                               $  5,280,000    $  5,280,000
   Buildings and Improvements           27,330,604      27,318,020
   Furniture and Fixtures                  259,800         254,619
                                      ------------    ------------
                                        32,870,404      32,852,639

   Less Accumulated Depreciation       (16,804,897)    (16,333,071)
                                      ------------    ------------
                                        16,065,507      16,519,568

Cash And Cash Equivalents                  331,975         657,371
Cash - Security Escrow                      95,000         245,158
Unamortized Finance Costs                  898,707       1,043,013
Manufactured Homes and Improvements         30,000          30,000
Other Assets                             1,118,363         938,100
                                      ------------    ------------
Total Assets                          $ 18,539,552    $ 19,433,210
                                      ------------    ------------

                                                      DECEMBER 31,
                                      JUNE 30, 2007       2006
                                      -------------   ------------
                                       (UNAUDITED)
LIABILITIES AND PARTNERS' DEFICIT

Note Payable-Bank                     $    512,500    $    587,500
Accounts Payable                           295,112         395,587
Other Liabilities                          856,657         554,984
Note Payable-Affiliate                           0               0
Mortgage Payable                        35,556,533      34,468,750
                                      ------------    ------------
Total Liabilities                     $ 37,220,802    $ 36,006,821

Partners' Equity (Deficit) :
   General Partner                      (7,047,624)     (6,500,396)
   Class A Limited Partners            (12,785,063)    (11,572,339)
   Class B Limited Partners              1,151,437       1,499,124
                                      ------------    ------------
Total Partners' Deficit                (18,681,250)    (16,573,611)
                                      ------------    ------------
Total Liabilities And
   Partners' Deficit                  $ 18,539,552    $ 19,433,210
                                      ------------    ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                 SIX MONTHS ENDED              THREE  MONTHS ENDED
                                                          -----------------------------   ----------------------------
                                                          JUNE 30, 2007   JUNE 30, 2006   JUNE 30,2007   JUNE 30, 2006
                                                          -------------   -------------   ------------   -------------
Revenue:
   Rental Revenue                                         $  2,344,820     $3,783,632      $1,060,587     $1,948,236
   Home Sale Revenue                                                 0        954,654               0              0
   Other Revenue                                               281,158        825,885          94,915        417,925
                                                          ------------     ----------      ----------     ----------
Total Income                                              $  2,625,978     $5,564,171      $1,155,502     $2,366,161
                                                          ------------     ----------      ----------     ----------
Operating Expenses:
   Administrative Expenses
   (Including  $130,588, $219,070, $57,407 and $111,727
   in Property Management Fees Paid to An Affiliate for
   the Six and Three Month Period Ended June 30, 2007
   and 2006, respectively)                                     878,404      1,082,607         438,730        417,142
   Property Taxes                                              544,284        503,580         272,127        251,787
   Utilities                                                   206,512        312,342          67,717        150,693
   Property Operations                                         902,349        569,891         350,708        279,597
   Depreciation                                                471,826        467,870         230,434        235,933
   Interest                                                  1,573,117      1,405,075         754,817        708,445
   Home Sale Expense                                                 0        983,085               0        (21,371)
                                                          ------------     ----------      ----------     ----------
Total Operating Expenses                                  $  4,576,492     $5,324,450      $2,114,533     $2,022,226
                                                          ------------     ----------      ----------     ----------
Net Income (Loss)                                          ($1,950,514)    $  239,721       ($959,031)    $  343,935
                                                          ------------     ----------      ----------     ----------
Income (Loss) Per Limited Partnership Unit:
   Class A                                                     ($59.95)        ($0.19)        ($29.47)    $     5.85
   Class B                                                     ($35.59)    $    20.02         ($17.51)    $    16.04

Distribution Per Limited Partnership Unit
   Class A                                                $       0.00     $     0.00      $     0.00     $     0.00
   Class B                                                $       0.00     $     0.00      $     0.00     $     0.00

Weighted Average Number Of Limited
   Partnership Units Outstanding
   Class A                                                      20,230         20,230          20,230         20,230
   Class B                                                       9,770          9,770           9,770          9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                            GENERAL        CLASS A       CLASS B
                                                              TOTAL         PARTNER        LIMITED       LIMITED
                                                          -------------   -----------   ------------   ----------
Balance as of January 1, 2007                             ($16,573,611)   ($6,500,396)  ($11,572,339)  $1,499,124
Net (Loss)                                                  (1,950,514)      (390,103)    (1,212,724)    (347,687)
Distributions                                                 (157,125)      (157,125)             0            0
                                                          -------------   -----------   ------------   ----------
BALANCE AS OF JUNE 30, 2007                                (18,681,250)    (7,047,624)   (12,785,063)   1,151,437
                                                          -------------   -----------   ------------   ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             SIX MONTHS ENDED
                                                         ------------------------
                                                           JUNE 30,      JUNE 30,
                                                             2007          2006
                                                         ------------   ---------
Cash Flows From Operating Activities:
   Net Income (Loss)                                      ($1,950,514)  $ 239,721
                                                         ------------   ---------
Adjustments To Reconcile Net Income (Loss)
 To Net Cash Provided By
   Operating Activities:
   Depreciation                                               471,826     467,870
   Amortization                                               144,306      43,000
   Decrease in Homes and Improvements                         150,158     204,130
   Increase In Other Assets                                  (180,263)   (520,116)
   Decrease In Accounts Payable                              (100,475)   (512,715)
   Increase In Other Liabilities                              301,673     352,433
                                                         ------------   ---------
Total Adjustments:                                            787,225      34,602
                                                         ------------   ---------
   Net Cash Provided By Operating Activities               (1,163,289)    274,323
                                                         ------------   ---------
Cash Flows Used In Investing Activities:
      Capital Expenditures                                    (17,765)    (91,491)
                                                         ------------   ---------
Cash Flows From Financing Activities:
      Payments on Line of Credit                              (75,000)    (75,000)
      Distributions To Partners                              (157,125)   (257,125)
      Payments on Note Payable - Affiliate                          0     (78,818)
      Proceeds (Principal Payments) on Mortgage             1,087,783    (231,107)
                                                         ------------   ---------
   Net Cash Provided by (Used) In Financing Activities        855,658    (642,050)
                                                         ------------   ---------
Decrease In Cash and Equivalents                             (325,396)   (459,218)
Cash and Cash Equivalents, Beginning                          657,371     554,668
                                                         ------------   ---------
Cash and Cash Equivalents, Ending                        $    331,975   $  95,450
                                                         ------------   ---------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2007 (Unaudited)

1.   BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

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

4.   MORTGAGE PAYABLE:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $1,087,783 has been advanced as of June 30, 2007. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.57% as of June 30, 2007, and the balance on the note was $35,556,533.

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

On August 11, 2006, the Partnership borrowed $34,468,750 from Marathon Structured Finance Fund, L.P. The note provides for future advance of $3,031,250, of which $1,087,783 has been advanced as of June 30, 2007. The borrowing is secured by the four Properties. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of One month LIBOR, which was 7.57% as of June 30, 2007, and the balance on the note was $35,556,533.

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

The Partnership incurred $1,154,449 in financing costs as a result of the refinancing which will be amortized over the remaining life of the Loan of approximately four years.

Liquidity

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. As of June 30, 2007, the Partnership's cash balance amounted to $331,975. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership has an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.12% at June 30, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $512,500 at June 30, 2007.

The quarterly Partnership Management Distribution due to the General Partner during the second quarter was $165,250, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($66,100,000 x 1/4 %= $165,250). The payment of this distribution has been suspended to maintain cash flow.

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

Results of Operations

Overall, as illustrated in the table below, the four properties had a combined average occupancy of 45% at the end of June 2007, versus 68% a year ago. The average monthly rent in June 2007 was approximately $504; compared to the $499 average monthly rent in June 2006 (average rent not a weighted average).

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   --------
Aztec Estates                  645         63        10%       $545
Kings Manor                    314        229        73         565
Old Dutch Farms                293        120        41         450
Park of the Four Seasons       572        338        59         454
                             -----      -----       ---        ----
Total on 6/30/07:            1,824        750        45%       $504
Total on 6/30/06:            1,824      1,265        68%       $499

*    Not a weighted average

                                                     NET OPERATING INCOME AND                              NET OPERATING INCOME AND
                                GROSS REVENUE            NET INCOME (LOSS)            GROSS REVENUE            NET INCOME (LOSS)
                              THREE MONTHS ENDED        THREE MONTHS ENDED           SIX MONTHS ENDED           SIX MONTHS ENDED
                           -----------------------   ------------------------    -----------------------   ------------------------
                            06/30/07     06/30/06      06/30/07    06/30/06        06/30/07    06/30/06      06/30/07     06/30/06
                           ----------   ----------    ---------   ----------     ----------   ----------   -----------   ----------
AZTEC STATES               $  151,709   $1,133,837    ($126,615)  $  705,898     $  555,336   $2,511,478     ($108,675)  $1,237,674
KINGS MANOR                   380,972      554,779      230,445      402,983        792,747    1,356,128       498,647      766,617
OLD DUTCH FARMS               163,328      189,456       46,639      142,008        336,485      590,890       104,213      107,070
PARK OF THE FOUR SEASONS      457,883      480,376      254,232      256,942        936,283    1,094,218       517,821      501,978
                           ----------   ----------    ---------   ----------     ----------   ----------   -----------   ----------
                            1,153,892    2,358,448      404,701    1,507,831      2,620,851    5,552,714     1,012,006    2,613,339

PARTNERSHIP MANAGEMENT          1,610        7,713     (116,752)     (91,276)         5,127       11,457      (218,174)    (243,991)

OTHER EXPENSES                                         (261,729)    (128,242)                                 (699,403)    (256,682)

INTEREST EXPENSE                                       (754,817)    (708,445)                               (1,573,117)  (1,405,075)

DEPRECIATION                                           (230,434)    (235,933)                                 (471,826)    (467,870)

TOTAL:                     $1,155,502   $2,366,161    ($959,031)  $  343,935     $2,625,978   $5,564,171   (1,950,514)   $  239,721

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 TO THREE MONTHS ENDED JUNE 30,
2006

Gross revenues decreased $1,210,659 to $1,155,502 in 2007, as compared to $2,366,161 in 2006. The decrease was mainly due to the relocation of residents at Aztec Estates per Florida law to redevelop the property as a mixed-use residential development, and the elimination of the home inventory for sale.

As described in the Statements of Operations, total operating expenses were $92,307 higher, moving from $2,022,226 in 2006 to $2,114,533 IN 2007. The increase was mainly due to higher interest expense, and home removal expenses associated with relocation of residents at Aztec Estates.

As a result of the aforementioned factors, the Partnership had a net loss of $959,031 for the second quarter of 2007 compared to a net income of $343,935 for the same quarter of the prior year.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006

Gross revenues decreased $2,938,193 to $2,625,978 in 2007, as compared to $5,564,171 in 2006. The decrease was mainly due to the relocation of residents at Aztec Estates per Florida law to redevelop the property as a mixed-use residential development, and to the elimination of the home inventory for sale.

As described in the Statements of Operations, total operating expenses were $747,958 lower, moving from $5,324,450 in 2006 to $4,576,492 in 2007. The decrease was mainly due to lower wages and utility expense as a result of decreased occupancy associated with relocation of residents at Aztec Estates and to the elimination of the home inventory for sale.

As a result of the aforementioned factors, the Partnership had net loss of $1,950,514 for the first six months of 2007 compared to a net income of $239,721 for the same period of the prior year.

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

     Note Payable: The Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 7.57 as of June 30, 2007. The outstanding balance of this note at June 30, 2007, was $35,556,533 and provides for future advances of $1,943,467.

     Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 7.12% at June 30, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $512,500 at June 30, 2007.

A 10% adverse change in interest rates on the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of more than $260,000. As part of the refinance, the Partnership negotiated a variable interest rate which could expose the Partnership to higher interest expense if LIBOR were to increase dramatically. As previously described, the Partnership has entered into an interest rate cap to mitigate some of the variable rate interest exposure. Management does not expect it to have any effect on interest expense, absent some unforeseen economic event which cannot be predicted.

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

Dated: August 13, 2007