Form 10-Q
period 2007-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2007-11-13
CIK 769856

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007             Commission File No. 0-15940

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets
          September 30, 2007 (Unaudited) and
          December 31, 2006                                                    3

          Statements of Operations
          Nine and Three months ended September 30, 2007
          and 2006 (Unaudited)                                                 4

          Statement of Partners' Equity (Deficit)
          Nine months ended September 30, 2007 (Unaudited)                     4

          Statements of Cash Flows
          Nine months ended September 30, 2007
          and 2006 (Unaudited)                                                 5

          Notes to Financial Statements
          September 30, 2007 (Unaudited)                                       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          14

ITEM 4.   CONTROLS AND PROCEDURES                                             16

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   16

ITEM 1A.  RISK FACTORS                                                        16

ITEM 6.   EXHIBITS                                                            19

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                 BALANCE SHEETS

ASSETS                                SEPTEMBER 30, 2007   DECEMBER 31, 2006
------                                ------------------   -----------------
                                          (UNAUDITED)
Properties:
   Land                                  $  5,280,000        $  5,280,000
   Buildings and Improvements              27,330,604          27,318,020
   Furniture and Fixtures                     259,800             254,619
                                         ------------        ------------
                                           32,870,404          32,852,639
   Less Accumulated Depreciation          (17,045,087)        (16,333,071)
                                         ------------        ------------
                                           15,825,317          16,519,568
Cash And Cash Equivalents                     157,856             657,371
Cash - Security Escrow                         73,144             245,158
Unamortized Finance Costs                     826,554           1,043,013
Manufactured Homes and Improvements                 0              30,000
Other Assets                                  778,988             938,100
                                         ------------        ------------
Total Assets                             $ 17,661,859        $ 19,433,210
                                         ------------        ------------

LIABILITIES AND PARTNERS' DEFICIT     SEPTEMBER 30, 2007   DECEMBER 31, 2006
---------------------------------     ------------------   -----------------
                                          (UNAUDITED)
Note Payable-Bank                        $    475,000        $    587,500
Accounts Payable                              261,419             395,587
Other Liabilities                             858,096             554,984
Mortgage Payable                           35,864,867          34,468,750
                                         ------------        ------------
Total Liabilities                        $ 37,459,382        $ 36,006,821
Partners' Equity (Deficit) :
   General Partner                         (7,270,878)         (6,500,396)
   Class A Limited Partners               (13,468,610)        (11,572,339)
   Class B Limited Partners                   941,965           1,499,124
                                         ------------        ------------
Total Partners' Deficit                   (19,797,523)        (16,573,611)
                                         ------------        ------------
Total Liabilities And
   Partners' Deficit                     $ 17,661,859        $ 19,433,210
                                         ------------        ------------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

                                                              NINE MONTHS ENDED                        THREE MONTHS ENDED
STATEMENTS OF OPERATIONS                           ---------------------------------------   --------------------------------------
(UNAUDITED)                                        SEPTEMBER 30, 2007   SEPTEMBER 30, 2006   SEPTEMBER 30,2007   SEPTEMBER 30, 2006
------------------------                           ------------------   ------------------   -----------------   ------------------
Revenue:
   Rental Revenue                                     $ 3,107,483           $5,863,623          $   762,663          $2,079,991
   Home Sale Revenue                                            0              954,654                    0                   0
   Other Revenue                                          321,223            1,057,801               40,065             231,916
                                                      -----------           ----------          -----------          ----------
Total Income                                          $ 3,428,706           $7,876,078          $   802,728          $2,311,907
                                                      -----------           ----------          -----------          ----------
Operating Expenses:
   Administrative Expenses
   (Including  $170,448, $334,677, $39,860 and
   $115,607 in Property Management Fees Paid to
   An Affiliate for the Nine and Three Month
   Periods Ended September 30, 2007 and 2006,
   respectively)                                        1,201,578            1,726,173              323,174             643,566
   Property Taxes                                         816,375              755,247              272,091             251,667
   Utilities                                              269,044              459,086               62,532             146,744
   Property Operations                                  1,101,302              943,411              198,953             373,520
   Depreciation                                           712,016              708,203              240,190             240,333
   Interest                                             2,359,567            2,274,673              786,450             869,598
   Loss on Sale of Home Loan Contracts                     35,611                    0               35,611                   0
   Home Sale Expense                                            0              983,833                    0                 748
                                                      -----------           ----------          -----------          ----------
Total Operating Expenses                              $ 6,495,493           $7,850,626          $ 1,919,001          $2,526,176
                                                      -----------           ----------          -----------          ----------
Net (Loss) Income                                     ($3,066,787)          $   25,452          ($1,116,273)          ($214,269)
                                                      -----------           ----------          -----------          ----------
(Loss) Income Per Limited Partnership Unit:
   Class A                                                ($93.74)             ($10.35)             ($33.79)            ($10.16)
   Class B                                                ($57.03)          $    23.51              ($21.44)         $     3.49
Distribution Per Limited Partnership Unit
   Class A                                            $      0.00           $     0.00          $      0.00          $     0.00
   Class B                                            $      0.00           $     0.00          $      0.00          $     0.00
Weighted Average Number Of Limited
   Partnership Units Outstanding
   Class A                                                 20,230               20,230               20,230              20,230
   Class B                                                  9,770                9,770                9,770               9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (UNAUDITED)

                                       TOTAL      GENERAL PARTNER   CLASS A LIMITED   CLASS B LIMITED
                                   ------------   ---------------   ---------------   ---------------
Balance as of January 1, 2007      ($16,573,611)    ($6,500,396)     ($11,572,339)      $1,499,124
Net Loss                             (3,066,787)       (613,357)       (1,896,271)        (557,159)
Distributions                          (157,125)       (157,125)                0                0
                                   ------------     -----------      ------------       ----------
BALANCE AS OF SEPTEMBER 30, 2007    (19,797,523)     (7,270,878)      (13,468,610)         941,965
                                   ------------     -----------      ------------       ----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
                         A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                          --------------------------------------
                                                          SEPTEMBER 30,2007   SEPTEMBER 30, 2006
                                                          -----------------   ------------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                         ($3,066,787)        $    25,452
                                                             -----------         -----------
Adjustments To Reconcile Net Income (Loss)
   To Net Cash Used By
   Operating Activities:
   Loss on Sale of Home Loan Contracts                            35,611                   0
   Depreciation                                                  712,016             708,203
   Amortization                                                  216,459             147,831
   Decrease in Security Deposit Escrow                           172,014                   0
   Decrease in Homes and Improvements                             30,000             204,130
   Decrease (Increase) In Other Assets                           159,112          (1,996,483)
   Decrease In Accounts Payable                                 (134,168)           (472,830)
   Increase In Other Liabilities                                 303,112             414,952
                                                             -----------         -----------
Total Adjustments:                                             1,494,156            (994,197)
                                                             -----------         -----------
   Net Cash Used By Operating Activities                      (1,572,631)           (968,745)
                                                             -----------         -----------
Cash Flows Provided by (Used In) Investing  Activities:
      Sale of Home Loan Contracts                               (154,760)                  0
      Proceeds from Sale of Home Loan Contracts                  119,149                   0
                                                                                 -----------
      Capital Expenditures                                       (17,765)           (945,545)
                                                             -----------         -----------
   Net Cash Used in Investing Activities                         (53,376)           (945,545)
                                                             -----------         -----------
Cash Flows From Financing Activities:
      Payments on Line of Credit                                (112,500)           (772,500)
      Distributions To Partners                                 (157,125)           (414,250)
      Payments on Note Payable - Affiliate                             0             (82,383)
      Principal Payments on Mortgage                                   0            (308,188)
      Proceeds from Mortgage                                   1,396,117           4,014,172
                                                             -----------         -----------
   Net Cash Provided by Financing Activities                   1,126,492           2,436,851
                                                             -----------         -----------
(Decrease) Increase In Cash and Equivalents                     (499,515)            552,561
Cash and Cash Equivalents, Beginning                             657,371             554,668
                                                             -----------         -----------
Cash and Cash Equivalents, Ending                            $   157,856         $ 1,107,229
                                                             -----------         -----------

                        See Notes to Financial Statements

              UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
                         A MICHIGAN LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2007 (Unaudited)

1. BASIS OF PRESENTATION:

The accompanying unaudited 2007 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Form 10-K for the year ended December 31, 2006.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is not subject to federal income tax at the entity level and was therefore not impacted by FIN 48.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company's choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership's financial position and results of operations.

3. RELATED PARTY TRANSACTION:

On February 28, 2006, the Partnership sold its manufactured home inventory to Uniprop Homes, Inc., an affiliate of the General Partner, for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association as well as comparables in each market. A portion of the proceeds from the sale was used to pay off the Partnership's $756,179 balance owed on its line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,018 was received by the Partnership in cash.

4. MORTGAGE PAYABLE:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage note payable in the amount of $34,468,750 secured by the Partnership's four manufactured housing communities - Aztec Estates, Kings Manor, Old Dutch Farms and Park of Four Seasons. The mortgage note payable provides for future advances of $3,031,250, of which $1,396,117 has been advanced as of September 30, 2007. The availability of future advances is expected to be exhausted within approximately six to eight months based on current cash flow projections. Management expects that the sale of Aztec Estates will provide sufficient cash flow to keep the Partnership in compliance with its loan documents based on the most recent appraised value of $26.7 million. Should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties. The note is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of the one month LIBOR rate, which was 8.07% as of September 30, 2007, and the principal balance on the note was $35,864,867.

In connection with the refinancing, the Company defeased the prior mortgage note payable with a balance of $33,500,000 by purchasing U.S. Treasury securities sufficient to make the monthly debt service payments and the balloon payment due under the mortgage agreement. The U.S. Treasury securities were then substituted for the four properties that originally served as collateral for the mortgage.

As part of the defeasance, the U.S. Treasury securities and mortgage debt were transferred to a third party successor borrower that was responsible for all remaining obligations under this debt. This mortgage was fully paid off by the successor borrower from funds in the irrevocable defeasance trust on January 11, 2007.

5. SUBSEQUENT EVENT:

As part of the General Partner's strategic plan for the Aztec Estates community located in Margate, Florida, the rezoning was approved on September 26, 2007, by the City of Margate for redevelopment as a mixed-use residential subdivision, subject to a 30 day appeal period for all rezoning. The General Partner has concluded that conversion to mixed-use residential is a higher and better use of the property. As a result, the Partnership hired Cushman and Wakefield, a licensed real estate broker to explore the potential market for sale of Aztec Estates. The purpose of this action was to establish the fair market value of the property, and to determine the market terms for such a sale. The most recent appraised value from March 2007 was $26.7 million.

Management believes the criteria of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" have been met to classify the Aztec Estates property as "held for sale". However, the criteria were not met until after September 30, 2007. The carrying amounts of the major classes of assets and liabilities of Aztec Estates as of September 30, 2007, were as follows:

(1) Total Assets of $6,490,641 consisting of Current Assets of $28,788 and Fixed Assets of $13,421,760 less Accumulated Depreciation of $6,959,907; and (2) Total Liabilities of $11,092,941 consisting of Current Liabilities of $573,074 and Long Term Liabilities of $10,519,867.

6. MANAGEMENT'S PLANS:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Partnership as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Partnership be unable to continue as a going concern.

For the nine months ended September 30, 2007, the Partnership incurred a net loss of $3,066,787 and used $1,396,117 of cash from its mortgage interest reserve to fund its debt service obligations. Management's strategy to raise cash to satisfy its debt obligations consists of the following components: (1) the sale of Aztec Estates; and (2) should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

The Partnership's most recent appraisals indicate that the property values in the event of sale will be more than adequate to generate enough cash to satisfy the Partnership's debt obligations. There can be no assurance, however, that management will be able sell any of the properties. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be unable to meet its debt obligations.

7. SELL OFF OF HOME LOAN CONTRACTS PORTFOLIO:

On September 18, 2007, the Partnership sold its portfolio of Home Loan Contracts to Clayton Homes for 77% of their outstanding principal balance. These contracts were loans provided to residents for the purchase of home inventory. This transaction generated net cash proceeds of $119,149, and resulted in a loss of $35,611 on the portfolio.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Partnership is not subject to federal income tax at the entity level, and was therefore not impacted by FIN 48.

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

Capital Resources

The Partnership's capital resources consist primarily of its three manufactured housing communities and Aztec Estates. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the "Financing"). It secured the Financing by granting the lender a security interest in each of its four manufactured housing communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit. As part of the refinancing which occurred on August 11, 2006, this Financing has been defeased, which required the Partnership to establish an irrevocable defeasance trust through a successor borrower, by placing risk free U.S. Treasury bills into the trust to fund this mortgage. This mortgage was fully paid off by the successor borrower from funds in the irrevocable defeasance trust on January 11, 2007.

On February 28, 2006, the Partnership sold its manufactured home inventory to Uniprop Homes, Inc., an affiliate of the General Partner for its fair market value of $875,197. The fair market value was determined using The Manufactured Housing Appraisal Guide of the National Automobile Dealers Association, as well as, comparables in each market. A portion of the proceeds from the sale was used to payoff the Partnership's $756,179 balance owed on its line of credit with the buyer, Uniprop Homes, Inc., and the balance of $119,018 was received by the Partnership in cash.

On August 11, 2006, the Partnership borrowed $34,468,750 from Marathon Structured Finance Fund, L.P. (the "Refinancing"). The borrowing is secured by the four Properties. The note is payable in monthly installments of interest only through maturity in August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of the one month LIBOR rate, which was 8.07% as of September 30, 2007, and the principal balance on the note was $35,864,867.

The note provides for future advances of $3,031,250, of which $1,396,117 has been advanced as of September 30, 2007. The availability of future advances is expected to be exhausted within approximately six to eight months based on current cash flow projections. Management expects that the sale of Aztec Estates will provide sufficient cash flow to keep the Partnership in compliance with its loan documents based on the most recent appraised value of $26.7 million. As stated previously, should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties. To "release" Aztec Estates from the mortgage, a principal payment of $20 million to the lender is required.

In connection with the Refinancing, the Partnership has entered into an interest rate cap with Fifth Third Bank to reduce a portion of the risk relating to the variable interest rate. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the one month LIBOR index. The interest rate cap expires on September 1, 2008. The cost of the interest rate cap was $10,400.

The Partnership incurred $1,154,449 in financing costs as a result of the Refinancing which will be amortized over the remaining life of the loan period.

Liquidity

The Partnership's long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. Aztec Estates is now being actively marketed for sale. As of September 30, 2007, the Partnership's cash balance amounted to $157,856. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership has an unsecured term note used to fund the Old Dutch Farms sewer connection, with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 6.92% at September 30, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $475,000 at September 30, 2007. Beginning with the October, 2007 payment, National City Bank agreed to defer the principal portion of the monthly payment as a result of Management's efforts to reserve cash. The deferred principal payments will be due at the note's maturity. This was achieved by having a principal of the General Partner personally guarantee the note, receiving no compensation for the guaranty.

The partnership agreement provides for a quarterly Partnership Management Distribution to be made to the General Partner. For the quarter ended September 30, 2007, the Partnership Management Distribution was calculated to be $165,250, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($66,100,000 x 1/4%= $165,250). The payment of this distribution has been suspended to maintain cash flow.

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

In an effort to maintain cash reserves, the Partnership is carefully monitoring cash flow, and has taken measures to reduce certain expenditures. As mentioned previously, the HLC portfolio was sold, the term note with National City Bank was renegotiated and where possible, administrative and property operations expenses have been reduced.

Results of Operations

General industry conditions continue to be very challenging, as manufactured housing unit shipments are expected to fall below 100,000 annually (seasonally adjusted) for the first time in several years. Overall, as illustrated in the table below, the four properties of the Partnership had a combined average occupancy of 54% at September 30, 2007, down from 66% a year ago. The average monthly rent per site in September 2007 was approximately $490; compared to the $499 average monthly rent per site in September 2006 (average rent not a weighted average). The September 2006 averages include Aztec Estates, however, 2007 averages do not, as the remaining residents were relocated by August 2007.

                             Total    Occupied   Occupancy   Average*
                           Capacity     Sites       Rate       Rent
                           --------   --------   ---------   --------
Aztec Estates                    0          0        0%        $  0
Kings Manor                    314        193       62          565
Old Dutch Farms                293        113       39          450
Park of the Four Seasons       572        332       58          454
                             -----      -----      ---         ----
Total on 9/30/07:            1,179        638       54%        $490
Total on 9/30/06:            1,824      1,221       66%        $499

*    Not a weighted average

The following table sets forth the Partnership's unaudited gross revenue and NOI for the periods indicated:

                                                    NET OPERATING INCOME                             NET OPERATING INCOME
                               GROSS REVENUE           AND NET (LOSS)          GROSS REVENUE        AND NET INCOME (LOSS)
                            THREE MONTHS ENDED       THREE MONTHS ENDED       NINE MONTHS ENDED       NINE MONTHS ENDED
                          ----------------------  -----------------------  ----------------------  -----------------------
                           09/30/07   09/30/06      09/30/07    09/30/06    09/30/07    09/30/06    09/30/07     09/30/06
                          ----------  ----------  -----------  ----------  ----------  ----------  ----------  -----------
AZTEC ESTATES              ($125,398) $1,214,170    ($353,679) $  736,660  $  429,938  $3,725,648   ($462,353) $ 1,974,334
KINGS MANOR                  304,055     426,063      160,716     255,069   1,096,802   1,782,191     659,363    1,021,686
OLD DUTCH FARMS              162,468     179,060       41,056      38,919     498,953     769,950     145,269      145,989
PARK OF THE FOUR SEASONS     460,925     479,046      241,908     235,206   1,397,208   1,573,264     759,729      737,184
                          ----------  ----------  -----------  ----------  ----------  ----------  ----------  -----------
                             802,050   2,298,339       90,001   1,265,854   3,422,901   7,851,053   1,102,008    3,879,193

PARTNERSHIP MANAGEMENT           678      13,568      (58,988)   (154,929)      5,805      25,025    (277,162)    (398,920)

OTHER EXPENSES                                       (120,646)   (215,263)                           (820,050)    (471,945)

INTEREST EXPENSE                                     (786,450)   (869,598)                         (2,359,567)  (2,274,673)

DEPRECIATION                                         (240,190)   (240,333)                           (712,016)    (708,203)
                          ----------  ----------  -----------  ----------  ----------  ----------  ----------  -----------
TOTAL:                    $  802,728  $2,311,907  ($1,116,273)  ($214,269) $3,428,706  $7,876,078  (3,066,787) $    25,452
                          ==========  ==========  ===========  ==========  ==========  ==========  ==========  ===========

Net Operating Income ("NOI") is a non-GAAP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership's management as an indication of the Partnership's ability to meet its debt service obligations and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Gross revenues decreased by $1,509,179 to $802,728 in 2007, as compared to $2,311,907 in 2006. The decrease was mainly due to the relocation of residents at Aztec Estates per Florida law to redevelop the property as a mixed-use residential development, and the elimination of the home inventory for sale. There was also a write off of uncollectible rent at Aztec Estates of approximately $142,164, as a result of the resident relocation process.

As described in the Statements of Operations contained herein, total operating expenses were $607,175 lower, moving from $2,526,176 in 2006 to $1,919,001 in 2007. The decrease was a result of management's efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership's control.

As a result of the aforementioned factors, the Partnership incurred a net loss of $1,116,273 for the third quarter of 2007 compared to a net loss of $214,269 for the same quarter of the prior year.

Old Dutch Farms continued to lose occupancy partly due to economic conditions in southeastern Michigan, which according to the U.S. Labor Department, has the highest unemployment rate in the country. Kings Manor experienced the loss of approximately 54 revenue producing home sites due to a competitor offering a $100 per month lower rent, a multi-year lease and reimbursement of 100% of the cost to relocate.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Gross revenues decreased by $4,447,372 to $3,428,706 in 2007, as compared to $7,876,078 in 2006. The decrease was mainly due to the relocation of residents at Aztec Estates per Florida law to redevelop the property as a mixed-use residential development, and to the elimination of the home inventory for sale. There was also a write off of uncollectible rent at Aztec Estates as a result of the resident relocation process.

As described in the Statements of Operations, contained herein, total operating expenses decreased $1,355,133 from $7,850,626 in 2006 to $6,495,493 in 2007. The decrease was a result of management's efforts to reduce administrative expenses, utility costs and other expenses within the Partnership's control, and to the elimination of the home inventory for sale. Property operations expense was higher due to the resident relocation costs at Aztec Estates.

As a result of the aforementioned factors, the Partnership incurred a net loss of $3,066,787 for the first nine months of 2007 compared to a net income of $25,452 for the same period of the prior year.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Partnership's financial condition, changes in financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that is material to its investors.

ITEM 3.

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate increases primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership's future financing requirements.

In connection with the Refinancing, the Partnership has entered into an interest rate cap with Fifth Third Bank to reduce a portion of the risk relating to the variable interest rate. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the one month LIBOR index. The interest rate cap expires on September 1, 2008.

     Note Payable: The Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of the one Month LIBOR rate, which was 8.07% as of September 30, 2007. The outstanding balance of this note at September 30, 2007, was $35,864,867 and provides for future advances of $1,635,133. The availability of future advances is expected to be exhausted within approximately 6-8 months based on current cash flow projections. Management's strategy to raise cash to satisfy its debt obligations consists of the sale of Aztec Estates, and should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

     Term-Note: The Partnership has an unsecured term note to fund the Old Dutch Farms sewer connection, with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 6.92% at September 30, 2007 and is due on October 19, 2010. The outstanding balance under this agreement was $475,000 at September 30, 2007. Beginning with the October, 2007 payment, National City Bank has agreed to defer the principal portion as a result of Management's efforts to reserve cash. The note has been personally guaranteed by a principal of the General Partner without compensation.

The variation in interest rates reflects significant changes in the LIBOR rate which occurred during the month of September, 2007.

A 10% adverse change in the current interest rates on the portion of the Partnership's debt bearing interest at variable rates would result in an increase in interest expense of more than $290,000. As part of the Refinancing, the Partnership negotiated a variable interest rate which could expose the Partnership to higher interest expense if LIBOR were to increase dramatically. As previously described, the Partnership has entered into an interest rate cap to mitigate some of the variable rate interest exposure. Management does not expect it to have any effect on interest expense, absent some unforeseen economic event which cannot be predicted.

The Partnership does not enter into financial instruments transactions for trading or other speculative purposes or to manage its interest rate exposure, except for the interest rate cap previously described.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the quarterly report is recorded, processed, summarized and reported as and when required.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following risks and uncertainties could cause our business, financial condition or results of operations to be materially adversely affected. In that case, we might not be able to pay distributions to our unit holders, the net asset values of our units could decline, and a unit holder might lose all or a portion of its investment.

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

     2. REAL ESTATE APPRAISALS. The Partnership appraises its properties annually. Should the Partnership actually sell a property, the net cash proceeds from the sale may or may not correspond to the appraised value. In the event the appraised value exceeds the actual value, the Partnership's ability to meet its obligations would be adversely affected.

     3. REAL ESTATE INVESTMENTS. The Partnership's investments are subject to the same risks generally incident to the ownership of real estate including: the uncertainty of cash flow to meet fixed or variable obligations, adverse changes in economic conditions, changes in the investment climate for real estate, adverse changes in local market conditions, changes in interest rates and the availability of mortgage funds or chattel financing, changes in real estate tax rates, governmental rules and regulations, acts of God and the inability to attract or retain residential tenants.

          The manufactured housing industry is now in the seventh consecutive year of declining unit sales due, in part, to lack of financing for the purchase of manufactured homes intended to be sited in land-lease communities.

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

     4. THE GENERAL PARTNER AND ITS AFFILIATES HAVE CONFLICTS OF INTEREST. Although the General Partner has a fiduciary duty to manage the Partnership in a manner beneficial to the unit holders, the directors and officers of the General Partner have a fiduciary duty to manage the General Partner in a manner beneficial to its owners.

          Furthermore, certain directors and officers of the General Partner are directors or officers of affiliates of the General Partner. Conflicts of interest may arise between the General Partner and its affiliates and the unit holders. As a result of these conflicts, the General Partner may favor its own interests and the interests of its affiliates over the interests of the unit holders.

     5. RELIANCE ON GENERAL PARTNER'S DIRECTION AND MANAGEMENT OF THE PROPERTIES. The success of the Partnership will, to a large extent, depend on the quality of the management of the Partnership's properties by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the properties.

          To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership's financial results and operations may be adversely affected.

     6. FEDERAL INCOME TAX RISKS. Federal income tax considerations will affect materially the economic consequences of an investment in the Partnership's properties. The tax consequences of the Partnership's activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership's financial results and its ability to make distributions to the unit holders. Additionally, the tax benefits enjoyed by the unit holders may be reduced or eliminated.

     7. LIMITED LIQUIDITY OF THE UNITS. The transfer of units is subject to certain limitations. The public market for such units is limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

     8. COMPETITION. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. The Partnership's inability to compete successfully with its competitors would adversely impact the Partnership's financial results and operations.

     9. MANAGEMENT AND CONTROL OF PARTNERSHIP AFFAIRS. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. Except for certain voting rights in specific circumstances, the unit holders do not have the right to participate in the management of the Partnership or its operations.

     10. UNINSURED LOSSES. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership's ability to make distributions would be adversely affected.

     11. ENVIRONMENTAL MATTERS. Because the Partnership deals with real estate, it is subject to various federal, state and local environmental laws, rules and regulations. Changes in such laws, rules and regulations may cause the Partnership to incur increased costs of compliance which may have a material adverse effect on the operations of the Partnership and its ability to make distributions to unit holders.

     12. NO GUARANTEE OF DISTRIBUTIONS. The General Partner has and in the future, may withhold cash for distributions for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership's business. A unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the unit holder's share of the Partnership's taxable income, whether or not cash distributions are made by the Partnership. A unit holder may not receive cash distributions from the Partnership equal to the holder's share of taxable income or even equal to the tax liability which results from the unit holder's share of the Partnership's taxable income.

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

                                        Uniprop Manufactured Housing
                                        Communities Income Fund,
                                        A Michigan Limited Partnership

                                        BY: P.I. Associates Limited Partnership,
                                            A Michigan Limited Partnership,
                                            its General Partner


                                        BY: /s/ Paul M. Zlotoff
                                            ------------------------------------
                                            Paul M. Zlotoff, General Partner


                                        BY: /s/ Joel Schwartz
                                            -----------------------------------
                                            Joel Schwartz, Principal Financial
                                            Officer

Dated: November 13, 2007