Form 10-K
period 2007-12-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2008-03-28
CIK 769856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15940

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
A Michigan Limited Partnership
(Exact name of registrant as specified in its charter)
MICHIGAN	38-2593067
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

280 Daines Street, Birmingham, Michigan 48009
(Address of principal executive offices) (Zip Code)
(248) 645-9220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
units of limited partnership interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☐    Accelerated filer ☐

Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934)
Yes ☐ No ☒

The estimated aggregate Net Asset Value of the units as of February 1, 2008 (based on a 2008 appraisal of Partnership properties) held by non-affiliates was $11,071,302. As of February 1, 2008 the number of units of limited partnership interest of the registrant outstanding was 30,000. The Partnership units of interest are not traded in any public market.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Risks and other factors that might cause such a difference include, but are not limited to, the effect of economic and market conditions; financing risks, such as the inability to obtain debt financing on favorable terms; the level and volatility of interest rates; and failure of the Partnership’s properties to generate additional income to offset increases in operating expenses, as well as other risks listed herein under Item 1.

ITEM 1.	BUSINESS

General Development of Business

Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the "Partnership"), was originally formed to acquire, maintain, operate and ultimately dispose of income producing residential real properties consisting of four manufactured housing communities (the "Properties"). The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985. Its principal offices are located at 280 Daines Street, Birmingham, Michigan 48009 and its telephone number is (248) 645-9220.

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

The Partnership operates the Properties as manufactured housing communities with the primary investment objectives of: (1) providing cash from operations to investors; (2) obtaining capital appreciation; and (3) preserving capital of the Partnership. There can be no assurance that such objectives can continue to be achieved. During the fourth quarter of 2007, operations at Aztec Estates were discontinued, the property was rezoned and the property is currently being marketed for sale as more fully described below.

On March 25, 1997, the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation and secured the borrowing with liens on its Properties (the “Nomura Financing”). The note was payable in monthly installments of $251,439, including interest, through March 2027. The interest rate was 8.24% per annum through July 2007. On March 26, 1997 the Partnership distributed $30,000,000 to the Limited Partners, representing a full return of original capital contributions of $1,000 per unit held. The Partnership continues to own and operate its properties and the Limited Partners continue to have an interest in the Partnership as only the original capital contributions were returned on March 26, 1997.

On August 11, 2006, the Partnership defeased the Nomura Financing and refinanced its debt with a new mortgage payable to Marathon Structured Finance Fund L.P. (the “Marathon Financing”) in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250 of which $1,942,122 has been advanced as of December 31, 2007. The mortgage is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.50% as of December 31, 2007.

As described in Form 8-K dated November 2, 2007, the Aztec Estates property was approved for rezoning and listed for sale with Cushman and Wakefield. At this time, the Partnership continues to field offers on the property although none have been accepted to date. The Partnership continues to seek offers that will maximize the value of the Aztec property. As a result of these actions, the Partnership has classified the Aztec Estates community and associated financial results as “discontinued operations” and “asset held for sale” in the accompanying financial statements.

In response to the declining values of Florida real estate in general and the Aztec property in particular, the General Partner announced in Form 8-K dated January 16, 2008, that the remaining three manufactured housing communities, Old Dutch Farms, Kings Manor, and Park of the Four Seasons will also be offered for sale. This action is deemed necessary to comply with the future requirements of the mortgage lender. The accompanying financial statements continue to reflect the operations of these three properties as continuing operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Partnership as a going concern. Liquidation values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Partnership be unable to continue as a going concern.

For the year ended December 31, 2007, the Partnership incurred a net loss of $3,731,000. As of December 31, 2007, the Partnership had an accumulated deficit of $20,462,000 and insufficient cash on hand to meet its expected liquidity requirements after the next eight to ten months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy to have the Partnership remain as a going concern until all properties are sold or otherwise, consists of the following components: 1) the sale of Aztec Estates to provide sufficient cash flow to keep the Partnership in compliance with its loan documents; 2) should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

The Partnership will deplete its liquid resources before the end of the third quarter of fiscal 2008 unless it is successful in selling Aztec Estates or one or more of the other properties. However, there can be no assurance that management will be able to sell any of the properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be forced to curtail or cease operations.

Financial Information About Industry Segment

The Partnership's business and only industry segment is the operation of its remaining three manufactured housing communities and Aztec Estates. For a description of the Partnership's revenues, operating profit and assets please refer to Items 6 and 8 of this Form 10-K.

Description of Business

General

The Properties were acquired from affiliates of P.I. Associates Limited Partnership, a Michigan limited partnership, the General Partner (the "General Partner") of the Partnership. The Partnership rents home sites in the Properties to owners of manufactured homes. It was intended that the Partnership would hold the Properties for extended periods of time, originally anticipated to be seven to ten years after their acquisition. The General Partner has the discretion to determine when a Property is to be sold; provided, however, that the determination of whether a particular Property should be disposed of will be made by the General Partner only after consultation with an independent consultant, Manufactured Housing Services Inc. (the "Consultant"). In making their decisions, they will consider relevant factors including current operating results of the particular Property and prevailing economic conditions with a view to achieving maximum capital appreciation to the Partnership while considering relevant tax consequences and the Partnership's investment objectives.

Competition

The business of owning and operating residential manufactured housing communities is highly competitive and the Partnership may be competing with a number of established companies having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase (where zoning permits) their home sites on a collective basis. This trend may result in increased competition with the Partnership for residents. In addition, the General Partner, its affiliates or both, have participated, and may in the future participate, directly or through other partnerships or investment vehicles in the acquisition, ownership, development, operation and sale of projects which may be in direct competition with one or more of the Properties.

Each of the Properties competes with numerous similar facilities located in its geographic area. The Davie/Fort Lauderdale area contains approximately six communities offering approximately 3,133 sites competing with Kings Manor. Old Dutch Farms competes with approximately ten communities offering approximately 4,712 sites. Park of the Four Seasons competes with approximately eleven communities offering approximately 3,193 sites. The Properties also compete against other forms of housing including apartments, condominium complexes and site built homes.

Governmental Regulations

The Properties owned by the Partnership are subject to certain state regulations regarding the conduct of the Partnership operations. For example, the State of Florida regulates agreements and relationships between the Partnership and the residents of Kings Manor. Under Florida law, the Partnership is required to deliver to new residents of that property a prospectus describing the property and all tenant rights, property rules and regulations, and changes to property rules and regulations. Florida law also requires minimum lease terms, requires notice of rent increases, grants to tenant associations certain rights to purchase the community if being sold by the owner and regulates other aspects of the management of such properties. The Partnership is required to give 90 days notice to the residents of Florida properties of any rate increase, reduction in services or utilities or change in rules and regulations. If a majority of the residents object to such changes as unreasonable, the matter must be submitted to the Florida Department of Business Regulations for mediation prior to any legal adjudication of the matter. In addition, if the Partnership seeks to sell Florida properties to the general public, it must notify any homeowners’ association for the residents. The association shall have the right to purchase the property for the price, terms and conditions being offered to the public within 45 days of notification by the owner. If the Partnership receives an unsolicited bonafide offer to purchase the property from any party, it must notify any such homeowners’ association that it has received an offer, state to the homeowners’ association the price, terms and conditions upon which the Partnership would sell the property, and consider (without obligation) accepting an offer from the homeowners’ association. The Partnership has, to the best of its knowledge, complied in all material respects with all requirements of the states of Florida, Michigan and Minnesota, where its operations are conducted.

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

2.
Real Estate Appraisals. The Partnership appraises its properties annually. Should the Partnership actually sell a property, the net cash proceeds from the sale may or may not correspond to the appraised value. In the event the appraised value exceeds the actual value, the Partnership’s ability to meet its obligations would be adversely affected.

3.
Real Estate Investments. The Partnership’s investments are subject to the same risks generally incident to the ownership of real estate including: the uncertainty of cash flow to meet fixed or variable obligations, adverse changes in economic conditions, changes in the investment climate for real estate, adverse changes in local market conditions, changes in interest rates and the availability of mortgage funds or chattel financing, changes in real estate tax rates, governmental rules and regulations, acts of God and the inability to attract or retain residential tenants.

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

5.
Reliance on General Partner’s Direction and Management of the Properties. The success of the Partnership will, to a large extent, depend on the quality of the management of the Properties by the General Partner and affiliates of the General Partner and their collective judgment with respect to the operation, financing and disposition of the Properties. To the extent that the General Partner and its affiliates are unable to hire and retain quality management talent, the Partnership’s financial results and operations may be adversely affected.

6.
Federal Income Tax Risks. Federal income tax considerations will materially affect the economic consequences of an investment in the Properties. The tax consequences of the Partnership’s activities are complex and subject to many uncertainties. Changes in the federal income tax laws or regulations may adversely affect the Partnership’s financial results and its ability to make distributions to the Unit holders. Additionally, the tax benefits enjoyed by the Unit holders may be reduced or eliminated.

7.
Limited Liquidity of the Units. The transfer of Units is subject to certain limitations. The public market for such Units is very limited. Unit Holders may not be able to liquidate their investment promptly or at favorable prices, if at all.

8.
Competition. The business of owning and operating residential manufactured housing communities is highly competitive. The Partnership competes with a number of established communities having greater financial resources. Moreover, there has been a trend for manufactured housing community residents to purchase home sites either collectively or individually. The Partnership’s inability to compete successfully with its competitors would adversely impact the Partnership’s financial results and operations.

9.
Management and Control of Partnership Affairs. The General Partner is vested with full authority as to the general management and supervision of the business affairs of the Partnership. Except for certain voting rights in specific circumstances, the unit holders do not have the right to participate in the management of the Partnership or its operations.

10.
Uninsured Losses. The Partnership carries comprehensive insurance, including liability, fire and extended coverage, and rent loss insurance which is customarily obtained for real estate projects. There are certain types of losses, however, that may be uninsurable or not economically insurable such as certain damage caused by a hurricane. If such losses were to be incurred, the financial position and operations of the Partnership as well as the Partnership’s ability to make distributions would be adversely affected.

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

12.
No Guarantee of Distributions. The General Partner has and, in the future, may withhold cash for distributions for extended periods of time if such cash is necessary to build cash reserves or for the conduct of the Partnership’s business. A Unit holder will be required to pay federal income taxes, and, in some cases, state and local income taxes on the Unit holder’s share of the Partnership’s taxable income, whether or not cash distributions are made by the Partnership. A Unit holder may not receive cash distributions from the Partnership equal to the holder’s share of taxable income or even equal to the tax liability which results from the Unit holder’s share of the Partnership’s taxable income.

13.
Going Concern.  The Partnership will likely deplete its liquid resources before the  end of fiscal year 2008 unless it is successful in selling one or more of its  Properties. There can be no assurance, however, that management will be able to  sell any of the properties. In addition, there is no assurance that Management will  be able to comply with its existing debt requirements or raise additional debt  capital either immediately or in the future. In the event that management is unable  to raise additional capital form the sales of its properties or from additional  financing, the Partnership may be forced to curtail or cease operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Partnership purchased all four manufactured housing communities for cash. As a result of the 1997 financing and subsequent refinance in August 2006, the Properties are now encumbered with mortgages.

Each of the three operating manufactured housing properties is a modern manufactured housing community containing lighted and paved streets, side-by-side off-street parking and complete underground utility systems. The manufactured housing communities consist of only the underlying real estate and improvements, not the actual homes themselves. Each of the manufactured housing communities has a community center which includes offices, meeting rooms and game rooms. Both Kings Manor and Park of the Four Seasons have a swimming pool and tennis courts.

The table below contains certain information concerning the Partnership’s four properties.

Property Name and Location	Year Constructed	Acreage	Number of Sites

Aztec Estates Sundial Circle Margate, FL	1970	100	0

Kings Manor State Road 84 & Flamingo Road Ft. Lauderdale, FL	1972	45	314

Old Dutch Farms Napier Road Novi, MI	1972	47	293

Park of the Four Seasons 113th Ave, N.E. Blaine, MN	1972	107	572

ITEM 3.	LEGAL PROCEEDINGS

In the opinion of the Partnership and its legal counsel, there are no material legal proceedings pending except such ordinary routine matters as are incidental to the kind of business conducted by the Partnership. To the knowledge of the Partnership and its counsel, no legal proceedings have been instituted or are being contemplated by any governmental authority against the Partnership.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The voting privileges of the Limited Partners are restricted to certain matters of fundamental significance to the Partnership. The Limited Partners must approve certain major decisions of the General Partner if the General Partner proposes to act without the approval of the Consultant. The Limited Partners also have a right to vote with respect to the removal and replacement of the General Partner, dissolution of the Partnership, material amendments to the Partnership Agreement and the sale or other disposition of all or substantially all of the Partnership's assets except in the ordinary course of the Partnership’s disposing of the Properties. Such matters must be approved by Limited Partners holding in the aggregate more than 50% of the then outstanding Units.

Upon approval of the Consultant, no vote is required of the Limited Partners for the sale of one Property. However, if all or a substantial portion of the Properties are sold, approval by the Limited Partners would be required.

During 2006, a proxy vote was held to approve the refinancing of the Nomura Financing, to pay the remaining balance of $1,970,000 of the Contingent Purchase Price and to authorize an amendment to the Partnership Agreement to allow for the payment to the General Partner (or an affiliate) a fee of 1.25% of the gross proceeds of any financing for services rendered in connection with any new financing. This vote passed although only $810,000 of the remaining balance of the Contingent Purchase Price was actually paid. No matters were submitted to the Unit Holders for a vote during 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Units and it is not anticipated that one will ever develop. Each year, less than ten percent of the Units are transferred including transfers on account of death or intra-family transfers. The Partnership believes there is no formal secondary market, or the substantial equivalent thereof, and none will develop.

The General Partner calculates the estimated net asset value of each Unit by dividing the amount of distributions that would be made to the Limited Partners in the event of the current sale of the Properties at their current appraised value, less mortgage debt, sellers’ Contingent Purchase Price and sales expenses (but without consideration to tax consequences of the sale), by 30,000, the number of units outstanding. In February 2008, the Properties, including Aztec, were appraised at an aggregate fair market value of $53,000,000. Assuming a sale of the four properties at the appraised value in February 2008, less payment of 3.0% selling expenses, mortgage debt of $36,410,872, the $1,160,000 Contingent Purchase Price due to certain partners of the General Partner, and after the 80/20% split of sale or financing proceeds with the General Partner, the net aggregate proceeds available for distribution to the Limited Partners is $11,071,302, or $369.05 per Unit. There can be no assurance that the estimated net asset value could ever be realized. As of December 31, 2007, the Partnership had 1,983 Limited Partners holding 30,000 Units.

The following table sets forth the distributions per limited partnership unit for each calendar quarter in the last two fiscal years. Distributions were paid in the periods immediately subsequent to the periods in which such distributions were declared.

	Distribution per	Distribution to
	Limited Partnership Unit	General Partners

Quarter Ended

March 31, 2007	$.00	$0
June 30, 2007	$.00	$0
September 30, 2007	$.00	$0
December 31, 2007	$.00	$0
March 31, 2006	$.00	$157,125
June 30, 2006	$.00	$157,125
September 30, 2006	$.00	$157,125
December 31, 2006	$.00	$157,125

The Partnership has suspended all quarterly distributions and will continue to do so in an effort to maintain cash reserves.

The Partnership has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected financial data for Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003:

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004	Fiscal Year Ended December 31, 2003

Total Assets	$16,995,963	$19,433,210	$19,094,555	$19,330,739	$20,446,593

Notes Payable	$36,885,872	$35,056,250	$32,160,266	$31,795,709	$31,811,444

Revenue	$3,873,054	$5,306,820	$5,985,188	$5,999,268	$6,790,725
Expenses	(5,110,261)	(6,460,361)	(7,413,306)	(5,868,723)	(5,960,469)

(Loss) Income from Continuing Operations	$(1,237,207)	$(1,153,541)	$(1,428,118)	$130,545	$830,256

(Loss) Income from Discontinued Operations	$(2,494,334)	$509,696	$399,910	$(24,256)	$(22,093)

Total Net (Loss) Income	$(3,731,541)	$(643,845)	$(1,028,208)	$106,289	$808,163

Distributions to Limited Partners, per Unit	$.00	$.00	$9.00	$12.00	$12.00

(Loss) Income per unit:
Class A Continuing Operations	$(43.96)	$(40.80)	$(47.93)	$(4.09)	$13.69
Class B Continuing Operations	$(10.26)	$(9.98)	$(19.48)	$19.82	$39.10
Class A Discontinued Operations	$(70.34)	$8.58	$6.84	$(4.91)	$(4.69)
Class B Discontinued Operations	$(58.61)	$23.98	$18.58	$8.18	$7.90

Weighted average number of Units outstanding:
Class A	20,230	20,230	20,230	20,230	20,230
Class B	9,770	9,770	9,770	9,770	9,770

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Capital Resources and Liquidity
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Partnership as a going concern. Liquidation values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Partnership be unable to continue as a going concern.

For the year ended December 31, 2007, the Partnership incurred a net loss of $3,731,000. As of December 31, 2007, the Partnership had an accumulated deficit of $20,462,000 and insufficient cash on hand to meet its expected liquidity requirements after the next eight to ten months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy to have the Partnership remain as a going concern until all properties are sold or otherwise, consists of the following components: 1) the sale of Aztec Estates to provide sufficient cash flow to keep the Partnership in compliance with its loan documents; 2) should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

The Partnership will deplete its liquid resources before the end of the third quarter of fiscal 2008 unless it is successful in selling Aztec Estates or one or more of the other properties. However, there can be no assurance that management will be able to sell any of the properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be forced to curtail or cease operations.

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

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage agreement to borrow $34,468,750 from Marathon Structured Finance Fund, L.P (the “Loan”). The borrowing is secured by the four Properties. The note provides for future advance of $3,031,250, of which $1,942,122 has been advanced as of December 31, 2007. The mortgage is payable in monthly installments of interest only through August 2010. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.50% as of December 31, 2007. The outstanding principal balance is due in August 2010.

To reduce a portion of the risk relating to the variable interest rate, the Partnership has entered into an interest rate cap with a bank. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The accounting for this agreement does not qualify for hedge accounting in accordance with the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, thus, the change in fair value of the contract flows through the Statements of Operations. At December 31, 2007, the fair value of the contract was not material to the financial statements taken as a whole.

As part of the Marathon Financing that occurred on August 11, 2006, the Nomura Financing has been defeased. This defeasance required the Partnership to establish an irrevocable defeasance trust through a successor borrower funded with U.S. treasury bills sufficient to fund all required mortgage payments through the prepayment date of January 11, 2007. The defeasance trust was subsequently assigned to a successor borrower and the Partnership has no ongoing obligation. As a result, the Partnership wrote off financing costs of approximately $66,000 associated with the original loan during 2006.

The Partnership incurred $1,154,449 in financing costs during 2006 as a result of the refinancing which is being amortized over the remaining life of the Loan of approximately 4 years.

In addition, $810,000 was paid to certain partners of the General Partner to reduce the Contingent Purchase Price of $1,970,000 to $1,160,000 during 2006. The Contingent Purchase Price is included in the accompanying Balance Sheet’s Assets section under the category “Buildings and improvements” and is capitalized and depreciated using the straight line method over a useful life of 30 years. On the accompanying Statement of Cash Flows, the Contingent Purchase Price is included in the Investing Activities “Purchase of property and equipment”.

As described in Form 8-K dated November 2, 2007, the Aztec Estates property was approved for rezoning and listed for sale with Cushman and Wakefield. At this time, the Partnership continues to field offers on the property although none have been accepted to date. The Partnership continues to seek offers that will maximize the value of the Aztec property. As a result of these actions, the Partnership has classified the Aztec Estates community and associated financial results as “discontinued operations” and “asset held for sale” in the accompanying financial statements.

In response to the declining values of Florida real estate in general and the Aztec property in particular, the General Partner announced in Form 8-K dated January 16, 2008, that the remaining three manufactured housing communities, Old Dutch Farms, Kings Manor, and Park of the Four Seasons will also be offered for sale. This action is deemed necessary to comply with the future requirements of the mortgage lender. The accompanying financial statements continue to reflect the operations of these three properties as continuing operations.

The Partnership has, since inception, generated adequate amounts of cash to meet its operating needs including debt service and capital reserves. Funds available beyond current and anticipated needs are distributed to the Partners quarterly. Since the damage caused by Hurricane Wilma in 2005 and occupancy losses on the other properties, distributions have been suspended.

The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership’s interest rate at December 31, 2007 was 6.645%. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. As of December 31, 2007, the outstanding balance was $475,000. Beginning with the October, 2007 payment, National City Bank agreed to defer the principal portion of the monthly payment as a result of Management’s efforts to reserve cash. The deferred principal payments will be due in October 2010. No additional interest charges were incurred for the year ended December 31, 2007 as a result of the principal payment deferral. This deferral was achieved by having a principal of the General Partner personally guarantee the deferral note, receiving no compensation for the guaranty.

Results of Operations

a. Distributions

For the years ended December 31, 2007 and 2006, the Partnership suspended all distributions to Limited Partners to maintain cash reserves for operations. Distributions to Limited Partners for the year ended December 31, 2005 were $270,000.

The General Partner may receive a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $661,000 annually based on 2007 appraisals) depending on the availability of cash. Thereafter, distributions are made at the discretion of the General Partner, and are allocated 20% to the General Partner as an Incentive Management Interest and 80% to the Limited Partners. The General Partner received distributions totaling $157,125, $571,375, and $710,500 during the years ended December 31, 2007, 2006, and 2005, respectively.

b. Revenue

The manufactured housing industry in general has experienced lower retail home sales over the last three years due to restrictive financing and to the ease at which site built homes can be acquired and financed. The Partnership sold its manufactured home inventory to an affiliated entity in 2006. The proceeds of the sale were used to payoff the debt associated with the home inventory, and generated $119,019 in cash flow to the Partnership in 2006.

During 2007, the residents of Aztec Estates were relocated per Florida law to redevelop the property as a mixed-use residential development. As such, the Partnership has classified the Aztec Estates community and associated financial results as “discontinued operations” and “asset held for sale” in the accompanying financial statements. There was also a write off of uncollectible rent at Aztec Estates of approximately $142,164, during 2007 due to the resident relocation process. Old Dutch Farms continued to lose occupancy partly due to economic conditions in southeastern Michigan, which according to the U.S. Labor Department has the highest unemployment rate in the country. Kings Manor experienced the loss of approximately 54 revenue producing home sites due to a competitor offering a $100 per month lower rent, a multi-year lease and reimbursement of 100% of the cost to relocate. As a result, gross revenue from continued operations decreased by $1,433,766 in 2007 as compared to 2006.

c. Net Loss

For the years ended December 31, 2007, 2006 and 2005, net loss from continuing operations was $1,237,207, $1,153,541 and $1,428,118 on total revenues from continuing operations of $3,873,054, $5,306,820 and $5,985,188, respectively.

d. Partnership Management

Certain employees of the Partnership are also employees of affiliates of the General Partner. The Partnership paid these employees an aggregate of $125,178, $145,415 and $120,905, in 2007, 2006 and 2005, respectively, to perform partnership management and investor relations services for the Partnership.

e. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

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

In determining the fair value of real estate investments, the Partnership engaged an independent valuation firm to appraise the fair value of each property using the discounted cash flow or comparable sale methods. These methods consider future cash flow projections on a property by property basis, current interest rates and current market conditions of the geographical location of each property. In preparing these financial statements, the Partnership’s management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

The following table outlines our contractual obligations (in thousands) as of December 31, 2007.

	Totals	Yr 1	Yrs 2-3	Yrs 4-5	Over 5 Yrs
Term debt	$562	$32	$530	$0	$0
Mortgages payable	$43,693	$2,731	$40,962	$0	$0
Total	$44,255	$2,763	$41,492	$0	$0

The future payments listed above for long-term debt repayments includes interest payments.

g. Property Operations

Overall, the three properties with continuing operations had a combined average occupancy of 50% for the year ended December 31, 2007; as compared to 63% the year ended December 31, 2006; and 70% the year ended December 31, 2005. The average collected monthly rent for the year ended December 31, 2007 (not a weighted average) was approximately $490 per home-site as compared to $485 for the year ended December 31, 2006 and $477 for the year ended December 31, 2005.
	Total Sites	Occupied Sites at December 31			Occupancy Rate at December 31			Average Rent
		2007	2006	2005	2007	2006	2005	2007	2006	2005
Kings Manor	314	174	260	287	55%	83%	91%	$565	$550	$535

Old Dutch Farms	293	109	125	155	37	43	53	450	450	450

Park 4 Seasons	572	330	355	380	58	62	66	454	454	445

Overall	1,179	613	740	822	50%	63%	70%	$490	$485	$477

The following table summarizes gross revenues and net operating income for the Partnership and properties with continuing operations during 2007, 2006 and 2005.

	GROSS REVENUE			NET OPERATING INCOME AND NET LOSS
	2007	2006	2005	2007	2006	2005

Kings Manor	$1,372,030	$2,223,228	$2,679,828	$809,243	$1,307,416	$1,234,269
Old Dutch Farms	656,795	942,673	968,920	189,527	122,309	(156,219)
Park of the Four Seasons	1,838,109	2,109,083	2,306,409	1,007,290	1,051,013	1,126,581
	$3,866,934	$5,274,984	$5,955,157	$2,006,060	$2,480,738	$2,204,631
Partnership Management	$6,120	$31,836	$30,031	(267,909)	(416,344)	(446,443)

GROSS REVENUE			NET OPERATING INCOME AND NET LOSS
2007	2006	2005	2007	2006	2005

Other Expenses				(204,024)	(485,321)	(727,119)

Interest Expense				(2,207,600)	(2,173,276)	(1,947,762)

Depreciation				(563,734)	(559,338)	(511,425)

Continuing Operations	3,873,054	5,306,820	5,985,188	(1,237,207)	(1,153,541)	(1,428,118)

Discontinued Operations	447,007	4,645,318	4,274,079	(2,494,334)	509,696	399,910

TOTAL	$4,320,061	$9,952,138	$10,259,267	$(3,731,541)	$(643,845)	$(1,028,208)

Net Operating Income (“NOI”) is a non-GAAP financial measure equal to net income, the most comparable GAAP financial measure, plus depreciation, interest expense, partnership management expense, and other expenses. The Partnership believes that NOI is useful to investors and the Partnership’s management as an indication of the Partnership’s ability to service debt and pay cash distributions. NOI presented by the Partnership may not be comparable to NOI reported by other companies that define NOI differently, and should not be considered as an alternative to net income as an indication of performance or to cash flows as a measure of liquidity or ability to make distributions.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Total revenues from continuing operations decreased $1,433,766, to $3,873,054 in 2007, compared to $5,306,820 in 2006. The decrease was primarily due to the elimination of manufactured home sales and decreased occupancy.

The Partnership’s operating expenses from continuing operations decreased $1,350,100 from $6,460,361 in 2006, to $5,110,261 in 2007. The decrease was primarily due to the elimination of the home sales business at the Partnership and a result of management’s efforts to reduce administrative expenses, utility costs, and other expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership incurred a net loss from continuing operations of $1,237,207 in 2007, compared to net loss of $1,153,541 in 2006.

Total revenues from discontinued operations decreased $4,198,318, to $447,000 in 2007, compared to $4,645,318 in 2006. The decrease was primarily due to the elimination of manufactured home sales during 2006 and the tenant relocation program as part of the plan to redevelop Aztec Estates.

The Partnership’s operating expenses from discontinued operations decreased $1,194,288 from $4,135,622 in 2006, to $2,941,334 in 2007. The decrease was primarily due to the elimination of the home sales business in 2006 and the closing of the property during 2007.

As a result of the aforementioned factors, the Partnership incurred a net loss from discontinued operations of $2,494,334 in 2007, compared to net income of $509,696 in 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Total revenues from continuing operations decreased $678,368 to $5,306,820 in 2007, compared to $5,985,188 in 2006. The decrease was primarily due to the elimination of the manufactured home sales during 2006.

The Partnership’s operating expenses from continuing operations decreased $952,945, from $7,413,306 in 2005, to $6,460,361 in 2006. Again, the decrease was primarily due to the elimination of manufactured home sales.

As a result of the aforementioned factors, the Partnership had a net loss from continuing operations of $1,153,541 in 2006, compared to net loss of $1,428,118 in 2005.

IMPORTANT DISCLOSURES

The General Partner believes it is important to disclose certain recent events to the Limited Partners along with a description of the actions taken by the General Partner to respond to the events.

During 2007, industry conditions remained depressed due to the lack of available retail financing as well as the ease of financing site-built homes. Declining retail home sales for manufactured homes and high default rates on chattel mortgage loans for manufactured homes continued through 2007. While the lack of availability of chattel financing is an industry-wide phenomenon, this factor is having a particularly adverse effect on Park of the Four Seasons and Old Dutch Farms. The recent reductions in prices of both new and pre-owned site built homes in many markets is also making competition for buyers much more challenging. As a result, occupancy levels have decreased in recent years, and management does not expect a short term turnaround. As lending standards for site built homes begin to tighten because of high default rates in that market, demand for manufactured housing may increase but this increase, if it occurs, may take years to materialize.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Partnership as a going concern. Liquidation values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Partnership be unable to continue as a going concern.

For the year ended December 31, 2007, the Partnership incurred a net loss of $3,731,541. As of December 31, 2007, the Partnership had an accumulated deficit of $20,462,277 and insufficient cash on hand to meet its expected liquidity requirements after the next eight to ten months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy to have the Partnership remain as a going concern until all properties are sold or otherwise consists of the following components: 1) the sale of Aztec Estates to provide sufficient funds to keep the Partnership in compliance with its loan documents based on the most recent appraised value of $20.2 million; 2) should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

The Partnership will likely deplete its liquid resources before the end of fiscal year 2008 unless it is successful in selling Aztec Estates or one or more of the other properties. However, there can be no assurance that management will be able to sell any of the properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be forced to curtail or cease operations.

In response to the declining values of Florida real estate in general and the Aztec property in particular, the General Partner announced in Form 8-K dated January 16, 2008, that the remaining three manufactured housing communities, Old Dutch Farms, Kings Manor, and Park of the Four Seasons will also be offered for sale. This action is deemed necessary to comply with the future requirements of the mortgage lender. The accompanying financial statements continue to reflect the operations of these three properties as continuing operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to interest rate risk primarily through its borrowing activities. There is inherent roll over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Partnership’s future financing requirements.

Note Payable: At December 31, 2007, the Partnership had a note payable in the original amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 7.50%. The outstanding balance of this note at December 31, 2007 and 2006 was $36,410,872 and $34,468,750, respectively. The mortgage is payable in monthly installments of interest only through August 2010. The outstanding principal balance is due in August 2010.

 Term Loan: At December 31, 2007, the Partnership holds a term loan with National City Bank of the Midwest in the original amount of $750,000. Interest on this note is accrued at a variable rate of 1.80% in excess of the One Month LIBOR rate, which was 6.645%. This line of credit was established for the cost of the sewer connection at Old Dutch Farms. As of December 31, 2007, the outstanding balance was $475,000. Beginning with the October, 2007 payment, National City Bank agreed to defer the principal portion of the monthly payment as a result of Management’s efforts to reserve cash. The deferred principal payments will be due in October 2010. No additional interest charges were incurred for the year ended December 31, 2007 as a result of the principal payment deferral. This deferral was achieved by having a principal of the General Partner personally guarantee the note, receiving no compensation for the guaranty.

A 10% adverse change in interest rates on the portion of the Partnership’s debt bearing interest at variable rates would result in an increase in annual interest expense of more than $275,000. The note payable and term loan both provide for a variable interest rate which could expose the Partnership to higher interest expense if LIBOR were to increase dramatically. As previously described, the Partnership has entered into an interest rate cap to mitigate some of the variable rate interest exposure. Management does not expect the cap to have any effect on interest expense, absent some unforeseen economic event, which cannot be predicted.

The Partnership does not enter into financial transactions for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Partnership’s financial statements for the fiscal years ended December 31, 2007, 2006 and 2005, and supplementary data are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2007 and 2006.

(iii)	Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005.

(iv)	Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2007, 2006 and 2005.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005.

(vi)	Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Partnership's independent registered public accounting firm nor have there been any disagreements during the Partnership’s two most recent fiscal years.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a - 14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report (the-evaluation date) the Partnership conducted an evaluation under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a – 14(c) under the Securities Exchange Act of 1934 (“the Exchange Act”)). Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the evaluation date, the Partnership’s disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There has been no change in the Partnership’s internal control over financial reporting during 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on our assessment of the effectiveness of internal control over financial reporting, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership, as an entity, does not have any officers or directors. The General Partner of the Partnership is P.I. Associates Limited Partnership - a Michigan limited partnership. From November 1985 until March 19, 1997, Paul M. Zlotoff served as the sole general partner of P.I. Associates. In order to address concerns raised by the lender in connection with the Financing, on March 19, 1997, GP P.I. Associates Corp. was admitted as a corporate General Partner of P.I. Associates Limited Partnership. GP P.I. Associates Corp. is wholly owned by Paul M. Zlotoff.

Paul M. Zlotoff, 58, became the Chairman of Uniprop, Inc. in May 1986 and was its President from 1979 through 1997. He is currently Director/Chairman of Uniprop, Inc. which is the General Partner of Genesis Associates Limited Partnership. Genesis Associates Limited Partnership is the General Partner of Uniprop Manufactured Housing Communities Income Fund II, a public limited partnership, which owns and operates eight manufactured housing communities. Mr. Zlotoff currently, and in the past, has acted as the General Partner for various other limited partnerships owning manufactured home communities, as well as other commercial properties.

Joel Schwartz CPA, 46, became Chief Financial Officer of Uniprop Inc. on June 1, 2004. Mr. Schwartz is responsible for all financial affairs including accounting operations, banking relationships, raising mortgage capital, asset management and investor relations. From 1998 to 2004, Mr. Schwartz was Chief Financial Officer for Village Green Companies. From 1990 to 1998, Mr. Schwartz was Project Manager for Ford Motor Land Services Corporation. Mr. Schwartz was also an Associate at Plante & Moran CPA’s from 1983 to1989. Mr. Schwartz received his B.A. from Michigan State University in 1983 with a major in accounting and received an MBA from the University of Michigan in 1990.

Jody Burttram, 47, became Independent Director of GP PI Associates Corp. in 2007. As Independent Director, Mr. Burttram is responsible for the oversight and approval of management decisions and planning for the Fund. Currently, Mr. Burttram is Principal of Harbinger Capital Advisors LLC, a boutique investment banking firm located in Orlando, Florida. Mr. Burttram was Chief Operating Officer of Century Capital Markets and CNL Capital Corp. from 1998 to 2005. Previously, Mr. Burttram was Vice President International Banking, First Union National Bank from 1983 to 1992.

Roger Zlotoff, 47 became Chief Investment Officer of Uniprop, Inc. on October 18, 1999. He is currently the President of Uniprop, Inc. Mr. Zlotoff is primarily responsible for raising equity capital, managing partnership investments, evaluating acquisitions of existing properties and leading the development process for new properties. From 1997 to 1999, Mr. Zlotoff served as Director of Business Development for Vistana, Inc. in Orlando, FL. Previously, Mr. Zlotoff was Managing Director for Sterling Finance International from 1994 to 1997 and was a corporate banker, with First Union National Bank from 1988 to 1994. Mr. Zlotoff received his B.A. from the University of Central Florida as a philosophy major, and received his Master Degree in International Business from the University of South Carolina.

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

The Partnership is a limited partnership formed pursuant to the Michigan Uniform Limited Partnership Act, as amended. The General Partner, P.I. Associates Limited Partnership is vested with full authority as to the general management and supervision of the business and other affairs of the Partnership, subject to certain constraints in the partnership agreement and consulting agreement. Limited Partners have no right to participate in the management of the Partnership and have limited voting privileges only on certain matters of fundamental significance. To the Partnership’s knowledge, no person owns of record or beneficially, more than five percent of the Partnership's Units.

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

Paul M. Zlotoff has an interest in the successors to the sellers of all the Properties acquired by the Partnership and may be entitled to share in a Contingent Purchase Price with respect to each Property, when and if the successors to the sellers become entitled thereto. Each of the sellers has been dissolved and liquidated and their interests in the Contingent Purchase Price have been assigned to certain partners of the General Partner. The Contingent Purchase Price for each Property was determined by reference to the average of two independent real estate appraisals that were obtained by the General Partner. Such appraisals are only estimates of value and are not necessarily indicative of the actual real estate value. Each seller becomes entitled to any unpaid Contingent Purchase Price upon the sale, financing or other disposition of one or more Properties, but, only after the receipt by each Limited Partner of any shortfall in his 9% cumulative preferred return plus the return of his adjusted capital contribution. Because the Nomura Financing resulted in a complete return of the Limited Partners’ capital contributions, and because the Limited Partners have received their cumulative preferred return in full, the successors to the sellers did receive $1,500,000 in partial payment of the Contingent Purchase Price on or about May 15, 1997. The maximum amounts which could be payable to the successors to the sellers are as follows: Aztec Estates, $1,374,323; Kings Manor, $529,724; Old Dutch Farms, $452,359; and Park of the Four Seasons, $1,113,594. The partial payment made for each property was as follows: Aztec Estates, $594,088; Kings Manor, $228,987; Old Dutch Farms, $195,544; and Park of the 4 Seasons, $481,381. As part of the Marathon Refinancing, the successors to the sellers received $810,000 in partial payment of the Contingent Purchase Price on or about August 22, 2006. The partial payment made for each property was as follows: Aztec Estates, $337,527; Kings Manor, $130,086; Old Dutch Farms, $111,051; and Park of the 4 Seasons, $231,336. The maximum amounts remaining which could be payable to the successors of the sellers are as follows: Aztec Estates, $411,746; Kings Manor, $158,737; Old Dutch Farms, $135,658; and Park of the Four Seasons, $453,858. The actual amounts to be received, if any, will depend upon the results of the Partnership's operations and the amounts received upon the sale, financing or other disposition of the Properties and are not determinable at this time.

The Partnership has suspended payment of the Incentive Management Interest to the General Partner for managing the Partnership's affairs, including: determining distributions, negotiating agreements, selling or financing properties, preparing records and reports, and performing other ongoing Partnership responsibilities. As a result of the Nomura Financing and full return of the $30,000,000 original capital contributions of the Limited Partners, no further Preferred Return or Cumulative Return will apply and any future payments of the Incentive Management Interest will not be contingent on the satisfaction of those returns. The Incentive Management Interest is discretionary and is based on 20% of the net cash from operations (cash revenues less cash operating expenses and specified reserves) in any taxable year. For the year ended December 31, 2007, this distribution to the General Partner was suspended. The actual amount to be received in future years will depend upon the results of the Partnership's operations and is not determinable at this time. Because the Limited Partners have received the return of their adjusted capital contributions, the General Partner also has a right to receive 20% of any sale or financing proceeds.

The General Partner is also entitled to a quarterly Partnership Management Distribution equal to one-fourth of 1% of the most recent appraised value of the Properties of the Partnership. The Partnership Management Distribution for each quarter is paid in arrears, 45 days after the end of each fiscal quarter. The Partnership Management Distribution was proposed by the General Partner and approved by the Limited Partners to compensate, in part, for the substantial reduction in the amounts expected to be paid to the General Partner pursuant to the Incentive Management Interest following the Financing. Based on the Properties’ March 2007 aggregate appraised value of $66,100,000, the Partnership Management Distribution due to the General Partner was $661,000. The Partnership Management Distribution paid to the General Partner during 2007 was $157,125, which was calculated on the 2006 aggregate appraised value of $62,850,000. The Distribution for fourth quarter 2006, payable in 2007, was reduced below 1% based on the cash available at that time. Based on the Properties’ February 2008 aggregate appraised value of $53,000,000, the Partnership Management Distribution due the General Partner for the Partnership’s 2008 fiscal year will be $530,000 (53,000,000 x 1.0% = $530,000) but will only be paid if cash is available.

Uniprop AM, LLC, an affiliate of the General Partner, received and will receive property management fees for each Property managed by it. Uniprop AM, LLC is primarily responsible for the day-to-day management of the Properties and for the payment of the costs of operating each property out of the rental income collected. The property management fees are equal to the lesser of 5% of the annual gross receipts from the Properties managed by Uniprop AM, LLC, or the amount which would be payable to an unaffiliated third party for comparable services. During the last fiscal year, Uniprop AM, LLC received property management fees totaling $214,294. In addition, certain employees of the Partnership are also employees of affiliates of the General Partner. During the last fiscal year, these employees received an aggregate of $125,178 for performing partnership management and investor relations’ services for the Partnership. The actual amounts to be received during the next fiscal year will depend upon the results of the Partnership's operations and are not determinable at this time. Uniprop Inc. had been the Partnership’s management entity until it was replaced by Uniprop AM, LLC in 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership retained BDO Seidman, LLP to audit its financial statements for the years ended December 31, 2007 and 2006. The Partnership also retained BDO Seidman LLP to provide other services in 2007 and 2006.

The aggregate fees billed to the Partnership for professional services performed by BDO Seidman, LLP were as follows.

	2007	2006
(1) Audit Fees	$55,000	$48,200
(2) Audit-Related Fees	$0	$0
(3) Tax Fees	$14,500	$13,000
(4) All Other Fees	$0	$0
(5) Total	$69,500	$61,200

Audit fees: pertain to the audit of the Partnership’s annual financial statements, including reviews of the interim financial statements contained in the Partnership’s Quarterly Reports of Form 10-Q.

Tax fees: pertain to services performed for tax compliance, including preparation of tax returns and partners Schedule K-1 processing.

The services performed by BDO Seidman, LLP in 2007 and 2006 were pre-approved by the General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements and related documents are filed with this Report:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Balance Sheets as of December 31, 2007 and 2006.

(iii)	Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005.

(iv)	Statements of Partners' Equity (Deficit) for the fiscal years ended December 31, 2007, 2006 and 2005.

(v)	Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005.

(2)	The following financial statement schedule is filed with this report:

Schedule III - Real Estate and Accumulated Depreciation for the fiscal years ended December 31, 2007, 2006 and 2005

(3)	Exhibits

The following exhibits are incorporated by reference to the S-11 Registration Statement of the Partnership filed June 4, 1985, as amended on August 1, 1985 and September 11, 1985:

3(a)	Amended Certificate of Limited Partnership for the Partnership

3(b)	Agreement of Limited Partnership for the Partnership

10(a)	Form of Management Agreement between the Partnership and Uniprop, Inc. as amended.

The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 1997:

3(c)	Certificate of Amendment to the Certificate of Limited Partnership for the Partnership (originally filed with Form 10-Q for the fiscal quarter ended June 30, 1986).

4	Form of Certificate of Limited Partnership Interest in the Partnership (Originally filed with Form 10-K for the fiscal year ended December 31, 1986)

10(c)	Contingent Purchase Price Agreement between the Partnership, Aztec Estates (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

10(d)	Contingent Purchase Price Agreement between the Partnership and O.D.F. Mobile Home Park (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

10(e)	Contingent Purchase Price Agreement between the Partnership and The Park of the Four Seasons (Originally filed with Form 10-K for the fiscal year ended December 31, 1987)

10(f)	Refinancing loan Agreement between the Partnership and Nomura Asset Capital Corporation dated March 24, 1997

10(g)	Line of Credit Loan Agreement between the Partnership and National City Bank of Michigan/Illinois dated August 24, 1994

The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 2004:

10(h)	Line of Credit Loan between the Partnership and Uniprop Homes dated August 8, 2004

The following exhibits are incorporated by reference to the Form 10-K for fiscal year ended December 31, 2005:

10(b)	Second Amended and Restated Consulting Agreement among the Partnership, the General Partner and the Consultant.

10(i)	Term Loan between the Partnership and National City Bank of the Midwest dated October 19, 2005

The following exhibit is incorporated by reference to the Form 8-K that was filed on August 30, 2006

10(j)	Letter summary of refinance with Marathon Structured Finance, formal Notice of Eviction and Notice of Application to Re-Zone Aztec Estates for potential redevelopment

The following exhibit is incorporated by reference to the Form 8-K that was filed on November 2, 2007.

10(k)	Notice of approved rezoning of Aztec Estates from manufactured home community to a residential planned unit development, and listing for sale with Cushman and Wakefield.

The following exhibit is incorporated by reference to the Form 8-K that was filed on December 7, 2007

10(l)	Notice of lack of offers for purchase of Aztec Estates and development of revised plan for the Fund.

The following exhibit is incorporated by reference to the Form 8-K that was filed on January 16, 2008

10(m)	Notice of continued listing of Aztec Estates for sale and resolution to offer for sale Kings Manor, Old Dutch Farms and Park of Four Seasons.

The following exhibits are attached to this Report:

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter summary of the estimated fair market values of the Partnership's four properties as of February 1, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Uniprop Manufactured Housing Communities
Income Fund, a Michigan Limited Partnership

BY:	P.I. Associates Limited Partnership,
General Partner

BY: GP P.I. Associates Corp.,
General Partner

	BY:	/s/ Paul M. Zlotoff
Dated: March 28, 2008		Paul M. Zlotoff, President

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
Susann E. Szepytowski
(Chief Accounting Officer)

Dated: March 28, 2008

EXHIBIT INDEX

	DESCRIPTION	METHOD OF FILING

3(a)	Amended Certificate of Limited Partnership for the Partnership	Incorporated by reference to the S-11 Registration Statement of the Partnership filed June 4, 1985, as amended on August 1, 1985 and September 11, 1985 ("Registration Statement").

3(b)	Agreement of Limited Partnership for the Partnership	Incorporated by reference to The Registration Statement.

3(c)	Certificate of Amendment to the Certificate of Limited Partnership for the Partnership (originally filed with Form 10-Q for the fiscal Quarter ended June 30, 1986).	Incorporated by reference to Form 10-K for fiscal year ended December 31, 1992.

3(d)	First Amendment to Agreement of Limited Partnership	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 1996.

3(e)	Second Amendment to Agreement of Limited Partnership	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 1996.

4	Form of Certificate of Limited Partnership Interest in the Partnership (originally filed with Form 10-K for the fiscal year ended December 31, 1986).	Incorporated by reference to Form 10-K for fiscal year ended December 1997.

10(a)	Form of Management Agreement between the Partnership and Uniprop AM, LLC	Incorporated by reference to The Registration Statement.

10(b)	Second Amended Consulting Agreement between the Partnership, the General Partner and Consultant	Incorporated by reference to Form 10-K for fiscal year ended December 2005

10(c)	Contingent Purchase Price Agreement between the Partnership, Aztec Estates, Ltd., and Kings Manor Associates (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 1997.

10(d)	Contingent Purchase Price Agreement between the Partnership and O.D.F. Mobile Home Park (originally filed with Form 10-K for the fiscal year ended December 31, 1987	Incorporated by reference to Form 10-K for fiscal year ended December 1997.

10(e)	Contingent Purchase Price Agreement between the Partnership and The Park of the Four Seasons (originally filed with Form 10-K for the fiscal year ended December 31, 1987)	Incorporated by reference to Form 10-K for fiscal year ended December 1997.

10(f)	Refinancing loan Agreement between the Partnership and Nomura Asset Capital Corporation March 24, 1997	Incorporated by reference to Form 10-K for fiscal year ended December 1997

10(g)	Line of Credit Loan Agreement between the Partnership and National City Bank of Michigan/Illinois dated August 24, 1994	Incorporated by reference to Form 10-K for fiscal year ended December 1997

10(h)	Line of Credit Loan between the Partnership and Uniprop Homes dated August 8, 2004	Incorporated by reference to Form 10-K for fiscal year ended December 2004

10(i)	Term Loan between the Partnership and National City Bank of the Midwest dated October 19, 2005	Incorporated by reference to Form 10-K for fiscal year Incorporated by reference to Form 10-K for fiscal year ended December 2005.

10(j)	Letter summary of refinance with Marathon Structured Finance, formal Notice of Eviction and Notice of Application to Re-Zone Aztec Estates for potential redevelopment	Incorporated by reference to the Form 8-K that was filed on August 30, 2006

10(k)	Notice of approved rezoning of Aztec Estates from a manufactured home community to a residential planned unit development, and listing for sale with Cushman and Wakefield.	Incorporated by reference to the Form 8-K that was filed on November 2, 2007.

10(l)	Notice of lack of offers for Aztec Estates and development of revised plan for the Fund.	Incorporated by reference to the Form 8-K that was filed on December 7, 2007

10(m)	Noticed of continued listing of Aztec Estates for sale and resolution to offer for sale Kings Manor, Old Dutch Farms, and Park of Four Seasons.	Incorporated by reference to the Form 8-K that was filed on January 16, 2008

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Letter summary of the estimated fair market values of the Partnership's four properties as of February 1, 2008.	Filed herewith

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

BDO Seidman, LLP	755 West Big Beaver, Suite 1900
Accountants and Consultants	Troy, Michigan 48084-4906
Telephone: (248) 362-2100 Fax: (248) 362-4459

Report of Independent Registered Public Accounting Firm

To the Partners
Uniprop Manufactured Housing
  Communities Income Fund
  (a Michigan limited partnership)

We have audited the accompanying balance sheets of Uniprop Manufactured Housing Communities Income Fund (a Michigan limited partnership), as of December 31, 2007 and 2006, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed under Item 15 of Form 10-K. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uniprop Manufactured Housing Communities Income Fund at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the financial statements, the Partnership has suffered losses from operations and has a substantial accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Troy, Michigan
March 14, 2008

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Balance Sheets

December 31,	2007	2006

Assets

Property and Equipment
Buildings and improvements	$16,074,037	$16,135,811
Land	3,080,131	3,080,131
Furniture and equipment	217,818	214,937

	19,371,986	19,430,879
Less accumulated depreciation	10,203,658	9,660,302

Net Property and Equipment	9,168,328	9,770,577
Cash	125,537	657,371
Cash - security deposit escrow	73,144	95,000
Unamortized financing costs	754,401	1,043,013
Other assets	424,359	576,105
Asset of discontinued operations	6,450,194	7,291,144

	$16,995,963	$19,433,210

Liabilities and Partners’ Deficit
Note payable	$36,410,872	$34,468,750
Notes payable - bank	475,000	587,500
Accounts payable	152,699	147,432
Other liabilities	314,227	399,974
Liabilities of discontinued operations	105,442	403,165

Total Liabilities	37,458,240	36,006,821

Partners’ Equity (Deficit)
Class A limited partners	(13,884,720)	(11,572,339)
Class B limited partners	826,272	1,499,124
General partner	(7,403,829)	(6,500,396)

Total Partners’ Deficit	(20,462,277)	(16,573,611)

	$16,995,963	$19,433,210

See accompanying notes to financial statements.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Statements of Operations

Year Ended December 31,	2007	2006	2005

Revenue
Rental	$3,733,825	$4,300,566	$4,685,461
Home sale income	-	594,933	1,094,946
Other	139,229	411,321	204,781

	3,873,054	5,306,820	5,985,188

Operating Expenses
Administrative	1,212,977	1,491,024	1,558,895
Property taxes	527,801	516,032	524,850
Utilities	210,047	241,678	288,272
Property operations	388,102	858,030	1,319,750
Depreciation	563,734	559,338	511,425
Interest	2,207,600	2,173,276	1,947,762
Home sale expense	-	620,983	1,262,352

	5,110,261	6,460,361	7,413,306

Loss from Continuing Operations	(1,237,207)	(1,153,541)	(1,428,118)
(Loss) Income from Discontinued Operations	(2,494,334)	509,696	399,910

Net Loss	$(3,731,541)	$(643,845)	$(1,028,208)

(Loss) Income Per Limited Partnership Unit
Class A - Continuing Operations	$(43.96)	$(40.80)	$(47.93)
Class B - Continuing Operations	$(10.26)	$(9.98)	$(19.48)
Class A - Discontinued Operations	$(70.34)	$8.58	$6.84
Class B - Discontinued Operations	$(58.61)	$23.98	$18.58

Distributions Per Limited Partnership Unit
Class A	$-	$-	$9.00
Class B	$-	$-	$9.00

Weighted Average Number of Limited Partnership Units Outstanding
Class A	20,230	20,230	20,230
Class B	9,770	9,770	9,770

Net Loss Allocable to General Partner	$(746,308)	$(128,769)	$(205,642)

Distributions Allocable to General Partner	$157,125	$571,375	$710,500

See accompanying notes to financial statements.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Statements of Partners’ Deficit
Years Ended December 31, 2007, 2006 and 2005

				Total
		Class A	Class B	Partners’
	General	Limited	Limited	Equity
	Partner	Partners	Partners	(Deficit)

Balance, January 1, 2005	$(4,884,110)	$(9,907,130)	$1,441,557	$(13,349,683)

Distributions to partners	(710,500)	(182,070)	(87,930)	(980,500)

Net (loss) income for the year	(205,642)	(831,314)	8,748	(1,028,208)

Balance, December 31, 2005	(5,800,252)	(10,920,514)	1,362,375	(15,358,391)

Distributions to partners	(571,375)	-	-	(571,375)

Net (loss) income for the year	(128,769)	(651,825)	136,749	(643,845)

Balance, December 31, 2006	(6,500,396)	(11,572,339)	1,499,124	(16,573,611)

Distributions to partners	(157,125)	-	-	(157,125)

Net loss for the year	(746,308)	(2,312,381)	(672,852)	(3,731,541)

Balance, December 31, 2007	$(7,403,829)	$(13,884,720)	$826,272	$(20,462,277)

See accompanying notes to financial statements.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Statements of Cash Flows

Year Ended December 31,	2007	2006	2005

Cash Flows From Operating Activities
Net loss	$(3,731,541)	$(643,845)	$(1,028,208)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	860,601	948,688	925,375
Amortization	288,612	219,984	86,000
Loss on disposal of property and equipment	11,173	54,775	264,004
Decrease in security deposit escrow	172,014	60,000	-
Decrease in homes and improvements	30,000	210,699	208,014
Decrease (increase) in other assets	499,435	(335,313)	148,584
(Decrease) increase in accounts payable	(194,300)	(299,829)	518,754
Decrease in other liabilities	(183,903)	(121,567)	(31,501)

Net Cash (Used In) Provided By Operating Activities	(2,247,909)	93,592	1,091,022

Cash Flows Used In Investing Activities
Proceeds from sale of property and equipment	71,500	-	-
Purchase of property and equipment	(27,922)	(996,514)	(1,041,885)

Net Cash Provided By (Used In) Investing Activities	43,578	(996,514)	(1,041,885)

Cash Flows From Financing Activities
Distributions to partners	(157,125)	(571,375)	(980,500)
Net proceeds on notes payable	1,942,122	-	-
Net proceeds (payments) on note payable	-	3,705,984	(427,753)
Net (payments) proceeds under line of credit	-	(660,000)	620,000
Net (payments) proceeds from note payable-bank	(112,500)	(150,000)	737,500
Net (payments) proceeds from note payable-affiliate	-	(164,535)	355,524
Debt issuance costs paid	-	(1,154,449)	-

Net Cash Provided By Financing Activities	1,672,497	1,005,625	304,771

Net (Decrease) Increase In Cash	(531,834)	102,703	353,908

Cash, at beginning of year	657,371	554,668	200,760

Cash, at end of year	$125,537	$657,371	$554,668

See accompanying notes to financial statements.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

1.	Summary of Accounting Policies	Organization and Business

Uniprop Manufactured Housing Communities Income Fund, a Michigan Limited Partnership (the “Partnership”) acquired, maintains, operates and will ultimately dispose of income producing residential real properties consisting of four manufactured housing communities (the “properties”) located in Florida, Minnesota and Michigan. The Partnership was organized and formed under the laws of the State of Michigan on May 16, 1985. See Note 10 for additional information regarding the Partnership’s properties.

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

Fair Value of Financial Instruments

The carrying amounts of the Partnership’s financial instruments, which consist of cash, accounts receivable and payable, the line-of-credit and notes payable, approximate their fair values.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over a period of thirty years except for furniture and equipment which is depreciated over a period ranging from three to ten years.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

Accumulated depreciation for tax purposes was $19,226,000 and $18,461,000 as of December 31, 2007 and 2006, respectively.

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Assets held for sale are carried at the lesser of depreciated cost and estimated sales price less selling cost.

Financing Costs

As a result of the refinance of the note payable during 2006, costs to obtain the financing (see Note 3) are being amortized over a four-year period.

Revenue Recognition

Rental income attributable to leases is recorded when due from the lessees. Revenue from the sale of homes before the Partnership discontinued that practice was recognized upon transfer of title at the closing of the sales transaction.

Other Revenue

Other revenue consists of interest income, rental late fees, utility charges and miscellaneous income. Income from utility charges is recognized based upon actual monthly usage.

Income Taxes

Federal income tax regulations provide that any taxes on income of a partnership are payable by the partners as individuals. Therefore, no provision for such taxes has been made at the partnership level.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Partnership is currently evaluating the impact of this pronouncement on the Partnership’s financial position and results of operations.

2.	Other Assets
At December 31, 2007 and 2006, “Other Assets” included cash of approximately $341,000 and $219,000, respectively, in an escrow account for property taxes and insurance, as required by the Partnership's note payable agreement, which is restricted from operating use. Also included are accounts receivable of approximately $30,000 and $232,000, and prepaid costs of approximately $53,000 and $125,000, respectively.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

3.	Note Payable
In 1997, the Partnership entered into a $33,500,000 note payable agreement (the “Nomura Financing”). The proceeds of the note were used primarily to return to the limited partners their original $30,000,000 capital contribution, to pay certain amounts to the general partner as described in Note 8, and to pay related financing costs. The borrowings were secured by mortgages on the Partnership's properties and the assignment of all current and future leases and rents. The note was payable in monthly installments of $251,439, including interest, through March 2027. The interest rate was 8.24% per annum through July 2007.

During 2006, the Partnership defeased the Nomura Financing and refinanced its debt with a new mortgage payable to Marathon Structured Finance Fund L.P. (the “Marathon Financing”) in the amount of $34,469,000 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,000 of which $1,942,000 has been advanced as of December 31, 2007. The mortgage is payable in monthly installments of interest only through August 2010, at which time all principal is also due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 7.50% as of December 31, 2007. As of December 31, 2007 and 2006, the outstanding balance was $36,411,000 and $34,469,000, respectively.

To reduce a portion of the risk relating to the variable interest rate, the Partnership has entered into an interest rate cap with a bank. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The accounting for this agreement does not qualify for hedge accounting in accordance with the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, thus, the change in fair value of the contract flows through the Statements of Operations as adjustments to interest expense. At December 31, 2007, the fair value of the contract was not material to the financial statements taken as a whole.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

Future maturities on the note payable for the next three years are as follows: 2008 - $0; 2009 - $0; and 2010 - $36,411,000. However, upon the sale of the Partnership’s Aztec Estates property, the Partnership is required to use the greater of $20.2 million or 100% of net sales proceeds, not to exceed $25 million to reduce the outstanding balance under the note payable. See Note 10.

In connection with the new mortgage debt, the Partnership incurred $1,154,000 in financing costs as a result of the refinancing which are being amortized over the life of the mortgage of approximately 4 years.

4.	Note Payable - Bank
The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership’s interest rate at December 31, 2007 was 6.645%. This term loan was undertaken for the cost of the sewer connection at the Partnership’s Old Dutch Farms. As of December 31, 2007 and 2006, the outstanding balance was $475,000 and $587,500, respectively. Beginning with the October 2007 payment, National City Bank agreed to defer all outstanding principal payments as a result of management’s efforts to reserve cash. The deferred principal payments will be due at the maturity date and incur interest at a 6.645% rate. This deferral was achieved by having a principal of the General Partner personally guarantee the note, receiving no compensation for the guaranty. Future maturities on the note payable, assuming continued deferral of principal payments, for the next three years are as follows: 2008 - $-0-; 2009 - $-0-; and 2010 - $475,000.

5.	Other Liabilities	Other liabilities consisted of:

December 31,	2007	2006

Tenants’ security deposits	$202,957	$268,736
Accrued interest	94,858	90,683
Other	16,412	40,555

Total	$314,227	$399,974

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

Fees and Expenses

During the years ended December 31, 2007, 2006 and 2005 the affiliate earned property management fees from continuing operations of $192,000, $390,000, and $242,000, respectively, as permitted in the Agreement of Limited Partnership. These fees are included with “Administrative” expenses in the respective Statements of Operations. The Partnership was due $17,347 and owed $1,143 to the affiliate at December 31, 2007 and 2006, respectively from continuing operations.

Contingent Purchase Price

The general partner of P.I. Associates has an interest in the sellers of all the properties acquired by the Partnership and is entitled to share in a contingent purchase price with respect to each property. Each seller will become entitled to any unpaid contingent purchase price upon the sale, financing or other distribution of one or more of the related properties, but only after the receipt by the limited partners of any shortfall in their 9% cumulative preferred return, plus the return of their adjusted capital contribution.

Since inception of the Partnership, there has been no shortfall in the 9% cumulative return and, as described in Note 3, the Partnership used a portion of proceeds from the 1997 financing to return the limited partners’ original capital contribution. In addition, $1,500,000 of the proceeds from the financing transaction was used to make a partial payment in 1997 on the contingent purchase price.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

As part of the Marathon refinancing, the successors to the sellers received $810,000 in partial payment of the Contingent Purchase Price on or about August 22, 2006. The total remaining contingent purchase price will not exceed $1,160,000. Additional amounts to be paid, if any, will depend upon the results of the Partnership’s operations and the amounts received upon the sale, financing or other disposition of the properties; such amounts are not determinable at this time. Therefore, no liability related to this remaining contingency has been recorded at December 31, 2007.

The Contingent Purchase Price paid is included in the accompanying Balance Sheet’s Assets section under the category “Buildings and improvements” and is capitalized and depreciated using the straight line method over a useful life of 30 years. On the accompanying Statement of Cash Flows, the Contingent Purchase Price paid is included in the Investing Activities under “Purchase of property and equipment”.

7.	Reconciliation of Financial Statement Income and Taxable Income

Year Ended December 31,	2007	2006	2005

Loss per the financial statements	$(3,731,541)	$(643,845)	$(1,028,208)

Adjustments to depreciation for difference in methods	97,896	110,925	285,896

Adjustments for prepaid rent, meals and entertainment	(18,624)	1,919	10,369

Loss Per the Partnership’s Tax Return	$(3,652,269)	$(531,001)	$(731,943)

8.	Partners’ Capital
Subject to the orders of priority under certain specified conditions more fully described in the Agreement of Limited Partnership (as amended on February 6, 1997), distributions of partnership funds and allocations of net income from operations are principally determined as follows:

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

Distributions

The general partner receives a quarterly Partnership Management Distribution equal to .25% of the appraised value of the properties of the Partnership (equal to $530,000 annually based on current 2008 appraisals of $53,000,000 x 1.0%) depending on availability of cash. Thereafter, distributions are made at the discretion of the general partner, and are allocated 20% to the general partner as an Incentive Management Interest and 80% to the limited partners. The General Partner has continued to suspend payment of all distributions to maintain cash flow.

Allocation of Net Income (Loss)

Net income (loss) is to be allocated in the same manner as distributions except that:

a) Depreciation expense is allocated only to the general partner and the Class A (taxable) limited partners and,

b) In all cases, the general partner is to be allocated at least 1% of all Partnership items.

9.	Supplemental Cash Flow Information	Cash paid for interest totaled $1,587,000, $3,056,000, and $2,842,000 in 2007, 2006 and 2005, respectively.

10.	Discontinued Operations and Asset Held for Sale
As described in Form 8-K dated November 2, 2007, the Aztec Estates property was approved for rezoning and listed for sale with a real estate broker. As a result, the Aztec Estates Village property and associated financial results are classified as “discontinued operations” in the accompanying financial statements.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

The major classes of assets and liabilities of the discontinued operations included in the accompanying balance sheets were as follows:

December 31,	2007	2006

Property and equipment, net	$6,435,888	$6,778,991
Other assets	14,306	512,153

Total Assets of Discontinued Operations	$6,450,194	$7,291,144

Accounts payable	$48,588	$248,155
Other liabilities	56,854	155,010

Total Liabilities of Discontinued Operations	$105,442	$403,165

Below is a summary of the results of operations of the Aztec Estates Village property through its discontinuation date:

Year Ended December 31,	2007	2006	2005

Rental income	$226,000	$3,404,000	$2,890,000
Home sale income	-	360,000	971,000
Other income	221,000	881,000	412,000
Administrative expenses	(282,000)	(658,000)	(600,000)
Property tax expense	(510,000)	(498,000)	(478,000)
Utilities expense	(111,000)	(355,000)	(254,000)
Property operations	(832,000)	(767,000)	(264,000)
Depreciation expense	(297,000)	(389,000)	(414,000)
Interest expense	(909,000)	(1,100,000)	(978,000)
Home sale expense	-	(368,000)	(885,000)

(Loss) Income From Discontinued Operations	$(2,494,000)	$510,000	$400,000

The Aztec Estates Village property is currently held for sale, which is expected to occur in 2008.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

11.	Interim Results (Unaudited)
The following summary represents the unaudited results of continuing and discontinued operations of the Partnership, expressed in thousands except per unit amounts, for the periods from January 1, 2006 through December 31, 2007:

	Three Months Ended
2007	March 31,	June 30,	September 30,	December 31,
Revenues from Continuing Operations	$1,067	$1,004	$928	$874

Loss from Continuing Operations	$(283)	$(270)	$(353)	$(331)
Loss from Discontinued Operations	(708)	(689)	(763)	(334)
Loss Per Limited Partnership Unit
Class A Continuing Operations	$(10)	$(10)	$(12)	$(11)
Class A Discontinued Operations	(19)	(19)	(21)	(11)
Class B Continuing Operations	(2)	(2)	(3)	(3)
Class B Discontinued Operations	(16)	(16)	(18)	(9)

	Three Months Ended
2006	March 31,	June 30,	September 30,	December 31,
Revenues from Continuing Operations	$1,820	$1,232	$1,098	$1,156

Income (Loss) from Continuing Operations	$(239)	$34	$(473)	$(475)
Income (Loss) from Discontinued Operations	135	310	259	(194)
Income (Loss) Per Limited Partnership Unit
Class A Continuing Operations	$(9)	$0	$(16)	$(16)
Class A Discontinued Operations	2	7	6	(6)
Class B Continuing Operations	(3)	5	(5)	(7)
Class B Discontinued Operations	5	11	9	(2)

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

12.	Management’s Plans
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Partnership as a going concern. Liquidation values may be substantially different from carrying values as shown on the financial statements and these financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Partnership be unable to continue as a going concern.

For the year ended December 31, 2007, the Partnership incurred a net loss of approximately $3,731,000. As of December 31, 2007, the Partnership had an accumulated deficit of approximately $20,462,000 and insufficient cash on hand to meet its expected liquidity requirements after the next eight to ten months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy to have the Partnership remain as a going concern until all properties are sold or otherwise consists of the following components: 1) the sale of Aztec Estates to provide sufficient cash flow to keep the Partnership in compliance with its loan documents; 2) should the sale of Aztec Estates not be adequate to accomplish this purpose, management anticipates selling one or more of the other properties.

The Company will deplete its liquid resources before the end of the third quarter of fiscal 2008 unless it is successful in selling Aztec Estates or one or more of the other properties. However, there can be no assurance that management will be able to sell any of the properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be forced to curtail or cease operations.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Financial Statements

In response to the declining values of Florida real estate in general and the Aztec property in particular, the General Partner announced in Form 8-K dated January 16, 2008, that the remaining three manufactured housing communities, Old Dutch Farms, Kings Manor, and Park of the Four Seasons will also be offered for sale. This action is deemed necessary to comply with the future requirements of the mortgage lender. The accompanying financial statements continue to reflect the operations of these three properties as continuing operations.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2007

Column A	Column B	Column C		Column D		Column E				Column F		Column G	Column H
					Costs								Life on
					Capitalized								Which
					Subsequent to	Gross Amount at Which Carried							Depreciation in
		Initial Cost			Acquisition	at Close of Period							Latest Income
			Buildings and		Buildings and		Buildings and			Accumulated		Date	Statement is
Description	Encumbrance	Land	Improvements	Land	Improvements	Land	Improvements	Total		Depreciation		Acquired	Computed

Aztec Estates
(Margate, FL)	$11,065,872	$2,199,868	$8,799,475	$	$2,352,631	$2,199,868	$11,152,106	$13,351,974	(a)	$6,622,673	(a)	1986	30 years

Kings Manor
(Ft. Lauderdale, FL)	11,310,000	847,923	3,391,694		542,039	847,923	3,933,733	4,781,656		2,574,328		1986	30 years

Park of the Four Seasons
(Blaine, MN)	10,660,000	1,508,121	6,032,483		1,301,812	1,508,121	7,334,295	8,842,416		2,634,893		1986	30 years

Old Dutch Farms
(Novi, MI)	3,375,000	724,088	2,896,348		1,909,662	724,088	4,806,010	5,530,098		4,808,735		1986	30 years

	$36,410,872	$5,280,000	$21,120,000	$	$6,106,144	$5,280,000	$27,226,144	$32,506,144		$16,640,629

(a) Included in Assets of discontinued operations in the accompanying Balance Sheets.

Uniprop Manufactured
Housing Communities Income Fund
(a Michigan limited partnership)

Notes to Schedule III
December 31, 2007

1.	Reconciliation of Buildings and Improvements	The following table reconciles buildings and improvements from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance, at January 1	$27,318,020	$26,509,706	$25,898,324

Additions to buildings and improvements	22,776	983,064	1,034,512

Cost of assets disposed	(114,652)	(174,750)	(423,130)

Balance, at December 31	$27,226,144	$27,318,020	$26,509,706

There were no additions to land during this three-year period.

2.	Reconciliation of Accumulated Depreciation	The following table reconciles the accumulated depreciation from January 1, 2005 to December 31, 2007:

	2007	2006	2005

Balance, at January 1	$16,112,065	$15,293,021	$14,533,398

Current year depreciation expense	550,351	939,019	918,749

Accumulated depreciation on disposed assets	(21,787)	(119,975)	(159,126)

Balance, at December 31	$16,640,629	$16,112,065	$15,293,021

3.	Tax Basis of Buildings and Improvements	The aggregate cost of buildings and improvements for federal income tax purposes is equal to the cost basis used for financial statements purposes.