Form 10-Q
period 2008-03-31
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2008-05-13
CIK 769856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	March 31, 2008 (Unaudited) and
	December 31, 2007	3

	Statements of Operations
	Three months ended March 31, 2008
	and 2007 (Unaudited)	4

	Statement of Partners’ Equity (Deficit)
	Three months ended March 31, 2008 (Unaudited)	4

	Statements of Cash Flows
	Three months ended March 31, 2008
	and 2007 (Unaudited)	5

	Notes to Financial Statements
	March 31, 2008 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	17

ITEM 6.	EXHIBITS	19

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Properties:
Land	$724,087	$724,087
Buildings and Improvements	4,806,009	4,806,009
Furniture and Fixtures	55,833	55,833
	5,585,929	5,585,929

Less Accumulated Depreciation	(2,721,701)	(2,678,874)
	2,864,228	2,907,055

Cash And Cash Equivalents	3,059	0
Other Assets	12,540	11,911
Assets of Discontinued Operations	14,192,147	14,077,368

Total Assets	$17,071,974	$16,996,334

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES and PARTNERS' DEFICIT

Note Payable-Bank	$475,000	$475,000
Accounts Payable	19,527	18,580
Other Liabilities	93,401	63,616
Mortgage Payable	36,788,393	36,410,872
Liabilities of Discontinued Operations	681,836	490,543

Total Liabilities	$38,058,157	$37,458,611

Partners' Equity (Deficit) :
General Partner	(7,508,610)	(7,403,829)
Class A Limited Partners	(14,197,295)	(13,884,720)
Class B Limited Partners	719,722	826,272

Total Partners' Deficit	(20,986,183)	(20,462,277)

Total Liabilities And
Partners' Deficit	$17,071,974	$16,996,334

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND I
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007

Income:
Rental Income	$136,807	$159,124
Other	18,610	14,033

Total Income	$155,417	$173,157

Operating Expenses:
Administrative Expenses
(Including $41,522 and $73,181, in Property Management Fees Paid to an Affiliate for the Three Month Period Ending March 31, 2008 and 2007 Respectively)	47,094	53,940
Property Taxes	38,238	38,391
Utilities	13,770	14,196
Property Operations	9,552	39,952
Depreciation	42,827	43,790
Interest	57,255	83,259

Total Operating Expenses	$208,736	$273,528

Loss from Continued Operations	$(53,319)	$(100,371)

Loss from Discontinued Operations	$(470,587)	$(891,112)

Net Loss	$(523,906)	$(991,483)

Loss Per Unit:
Continuing Operations Class A	(2.03)	(3.24)
Continuing Operations Class B	(0.33)	(1.51)
Discontinued Operations Class A	(13.42)	(27.24)
Discontinued Operations Class B	(10.57)	(16.57)

Distribution Per Unit:	0.00	0.00

Weighted Average Number Of Units Of Beneficial Assignment Of Limited Partnership Interest Outstanding During The Twelve and Three Month Period Ended December 31, 2008 and 2007.	20,230	20,230
	9,770	9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (Unaudited)

	Total	General Partner	Class A Limited	Class B Limited

Balance as of December 31, 2007	($20,462,277)	($7,403,829)	($13,884,720)	$826,272
Net Loss	(523,906)	(104,781)	(312,575)	(106,550)
Distributions	0	0	0	0
Balance as of March 31, 2008	(20,986,183)	(7,508,610)	(14,197,295)	719,722

See Notes to Financial Statements

 UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	March 31,2008	March 31, 2007

Cash Flows From Operating Activities:
Net Loss	$(523,906)	$(991,483)

Adjustments To Reconcile Net Loss
To Net Cash Used In:
Operating Activities:
Depreciation	42,827	241,392
Amortization	72,153	72,153
Decrease in Security Deposit Escrow	14,400	150,158
Increase In Other Assets	(244,350)	(25,513)
Increase (Decrease) In Accounts Payable	4,326	(56,208)
Increase In Other Liabilities	218,070	182,468

Total Adjustments:	107,426	564,450

Net Cash Used In Operating Activities	(416,480)	(427,033)

Cash Flows Used In Investing Activities:
Capital Expenditures	0	(27,956)

Cash Flows From Financing Activities:
Net Payments on Line of Credit	0	(37,500)
Distributions To Partners	0	(157,125)
Proceeds on Mortgage Payable	377,521	500,575

Net Cash Provided by Financing Activities	377,521	305,950

Decrease In Cash and Equivalents	(38,959)	(149,039)

Cash and Equivalents, Beginning	125,537	657,371

Cash and Equivalents, Ending (1)	$86,578	$508,332

(1) Includes cash and cash equivalents of $83,519 and $508,332 classified in assets of discontinued operations.

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis. The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact of the pronouncement on the Partnership’s financial position and results of operations.

3. Mortgage Payable:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,319,643 has been advanced as of March 31, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principle balance is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 5.31% as of March 31, 2008, and the balance on the note was $36,788,393.

4. Management’s Plans:

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

For the quarter ended March 31, 2008, the Partnership incurred a net loss of $523,906. As of March 31, 2008, the Partnership had an accumulated deficit of $20,986,000 and insufficient cash on hand to meet its expected liquidity requirements after the next five to eight months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy is to have the Partnership remain as a going concern until all properties are sold.

The Partnership will deplete its liquid resources before the end of the third quarter of fiscal 2008 unless it is successful in selling one or more of the properties. However, there can be no assurance that management will be able to sell any of the properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of its properties, the Partnership may be forced to curtail or cease operations.

5. Discontinued Operations and Asset Held for Sale:

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

As of March 31, 2008, all four properties were listed for sale with Cushman and Wakefield. The Partnership has received acceptable offers from a qualified buyer for the Kings Manor and Park of Four Seasons communities. A Purchase and Sale Agreement is currently being negotiated. As a result of these actions, the Partnership has classified the Aztec Estates, Kings Manor and Park of Four Seasons communities and their associated financial results as “discontinued operations” and “asset held for sale” in the accompanying financial statements. The financial results for the Old Dutch Farms community have been classified as “continuing operations”, as no acceptable offers for purchase have been received.

The carrying amounts of the major classes of assets and liabilities of Discontinued operations and Asset held for sale as of March 31, 2008, were as follows:

(1) Total Assets of $14,192,147 consisting of Current Assets of $812,738, including escrows for taxes and insurance and Fixed Assets of $27,171,171 less Accumulated Depreciation of $14,474,012, and Unamortized Financing Cost of $682,250; and (2) Total Liabilities of $681,836 consisting of Current Liabilities only.

The carrying amounts of the major classes of assets and liabilities of Discontinued operations and Asset held for sale as of December 31, 2007, were as follows:

(1) Total Assets of $14,077,368 consisting of Current Assets of $625,806, including escrows for taxes and insurance and Fixed Assets of $27,179,013 less Accumulated Depreciation of $14,481,853, and Unamortized Financing Cost of $754,402; and (2) Total Liabilities of $490,543 consisting of Current Liabilities only.

The major classes of revenue and expenses of Discontinued operations and Asset held for sale as of March 31, 2008, were as follows:

(1) Total Revenue of $675,147 consisting of Rent Revenue of $664,200 and Other Revenue of $10,947; and (2) Total Operating Expenses of $1,145,734, consisting of Administrative Expenses of $229,347, Property Tax Expenses of $231,555, Utility Expenses of $44,307, Property Operation Expenses of $56,057 and Interest Expense of $584,468

The major classes of revenue and expenses of Discontinued operations and Asset held for sale as of March 31, 2007, were as follows:

(1) Total Revenue of $1,297,319 consisting of Rent Revenue of $1,125,109 and Other Revenue of $172,210; and (2) Total Operating Expenses of $2,188,431, consisting of Administrative Expenses of $385,734, Property Tax Expenses of $233,766, Utility Expenses of $124,599, Property Operation Expenses of $511,689, Depreciation Expense of $197,602 and Interest Expense of $735,041

6. Sell off of Home Loan Contracts:

On September 18, 2007, the Partnership sold its portfolio of Home Loan Contracts to Clayton Homes for 77% of their outstanding principal balance. These contracts were loans provided to residents for the purchase of home inventory. This transaction generated net cash proceeds of $119,149, and resulted in a loss of $35,611 on the portfolio, which has been reflected in the Statements of Operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on various related matters such as derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have any impact on the Partnership’s financial position or results of operations.In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 was issued to eliminate the diversity in practice surrounding how public companies quantify financial misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of SAB No. 108 did not have any impact on the Partnership’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. This Statement was to become effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in November 2007, the effective date was partially deferred by the FASB for one year for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair market value in the financial statements on a recurring basis.
The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The adoption of SFAS No. 157 with respect to only the Partnership’s financial assets and financial liabilities had no impact on the Partnership’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership is currently evaluating the impact of the pronouncement on the Partnership’s financial position and results of operations.

Capital Resources

The Partnership's capital resources consist primarily of its three manufactured housing communities and Aztec Estates. On March 25, 1997 the Partnership borrowed $33,500,000 from Nomura Asset Capital Corporation (the “Financing”). It secured the Financing by placing liens on its four communities. As a result of the Financing, the Partnership distributed $30,000,000 to the Limited Partners, which represented a full return of the original capital contributions of $1,000 per unit. As part of the refinancing which occurred on August 11, 2006, this note has been defeased, which required the Partnership to establish an irrevocable defeasance trust through a successor borrower, by placing risk free treasury bills into the trust to fund this mortgage. This mortgage was fully paid off by the successor borrower from funds in the irrevocable defeasance trust on January 11, 2007.

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,319,643 has been advanced as of March 31, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principal is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 5.31% as of March 31, 2008, and the balance on the note was $36,788,393. Maturity date on the loan is August 11, 2010 and the Partnership is currently in discussion with the lender to renegotiate the terms of this loan.

To reduce a portion of the risk relating to the variable interest rate, the Partnership has entered into an interest rate cap with a bank. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The accounting for this agreement does not qualify for hedge accounting in accordance with the provisions of Financial Accounting Standards Board (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, thus, the change in fair value of the contract flows through the Statements of Operations. At March 31, 2008, the fair value of the contract was not material to the financial statements taken as a whole.

The Partnership incurred $1,154,449 in financing costs as a result of the refinancing which will be amortized over the remaining life of the loan period.

Liquidity

The Partnership’s long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. All four properties are now being actively marketed for sale. As of March 31, 2008, the Partnership’s cash balance amounted to $86,578. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership’s interest rate at March 31, 2008 was 4.50%. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. As of March 31, 2008, the outstanding balance was $475,000.

Beginning with the October, 2007 payment, National City Bank agreed to defer the principal portion of the monthly payment as a result of Management’s efforts to conserve cash. The deferred principal payments will be due in October 2010. No additional interest charges were incurred as a result of the principal payment deferral. This deferral was achieved by having a principal of the General Partner personally guarantee the deferral note, receiving no compensation for the guaranty.

The partnership agreement provides for a quarterly Partnership Management Distribution to be made to the General Partner. For the quarter ended March 31, 2008, the Partnership Management Distribution was calculated to be $132,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($53,000,000 x ¼ %= $132,500). The payment of this distribution has been suspended to maintain cash flow.

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

Results of Operations

Overall, as illustrated in the tables below, the three operating properties had a combined average occupancy of 50% at the end of March 2008, versus 67% a year ago. There was no change in average monthly rent of $490 from March 2007 compared to the average monthly rent for March 2008 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Aztec Estates	0	0	0%	$0
Kings Manor	314	165	53	565
Old Dutch Farms	293	102	35	450
Park of the Four Seasons	572	326	57	454

Total on 3/31/08:	1,179	593	50%	$490
Total on 3/31/07:	1,179	795	67%	$490
*Not a weighted average

	GROSS REVENUE Three months ended		NET OPERATING INCOME AND NETLOSS Three months ended

	3/31/2008	3/31/2007	3/31/2008	3/31/2007
Old Dutch Farms	155,417	173,157	47,318	57,574
Other Expenses			(555)	(30,896)
Interest Expense			(57,255)	(83,259)
Depreciation			(42,827)	(43,790)
Continuing Operations	155,417	173,157	(53,319)	(100,371)
Discontinued Operations	675,028	1,293,802	(370,615)	(789,690)
Partnership
Management	119	3,517	(99,972)	(101,422)
TOTAL:	$830,564	$1,470,476	$(523,906)	$(991,483)

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

Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007

Gross revenues from continuing operations decreased $17,740 to $155,417 in 2008, as compared to $173,157 in 2007. The decrease was mainly due to decrease in occupancy at the Old Dutch Farms property due to economic conditions in southeastern Michigan. (See table on previous page)

Gross revenues from discontinued operations decreased $618,774 to $675,028 in 2008 as compared to $1,293,802 in 2007. The decrease was mainly due to the redevelopment of the Aztec Estates property as a mixed-use residential development, and decreasing occupancy levels at the Kings Manor and Park of Four Seasons properties.

As described in the Statements of Operations, total operating expenses from continuing operations were $62,760 lower, moving from $273,528 to $210,768. Total operating expenses from discontinued operations were $1,044,729 lower, moving from $2,188,431 to $1,143,702. The decreases were mainly due to the closure of Aztec Estates, lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a net loss from continuing operations of $55,351 for the first quarter of 2008 compared to a net loss of $100,371 for the same quarter of the prior year. In addition, a net loss from discontinued operations was $468,555 for the first quarter of 2008, compared to a net loss of $891,112 for the same quarter in 2007. Combined results show a net loss of $523,906 in 2008 compared to a net loss of $991,483 for 2007.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Partnership’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its investors.

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

Note Payable: The Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 5.31% as of March 31, 2008. The outstanding balance of this note at March 31, 2008, was $36,788,393 and provides for future advances of $711,607. The availability of future advances is expected to be exhausted within six months based on current cash flow projections. As previously mentioned, management’s strategy to raise cash to satisfy its debt obligations consists of the sale of the four properties.

Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 4.50% at March 31, 2008 and is due on October 19, 2010. The outstanding balance under this agreement was $475,000 at March 31, 2008.

Beginning with the October, 2007 payment, National City Bank agreed to defer the principal portion of the monthly payment as a result of Management’s efforts to conserve cash. The deferred principal payments will be due in October 2010.

No additional interest charges were incurred as a result of the principal payment deferral. This deferral was achieved by having a principal of the General Partner personally guarantee the deferral note, receiving no compensation for the guaranty.

A 10% adverse change in interest rates on the portion of the Partnership’s debt bearing interest at variable rates would result in an increase in interest expense of more than $200,000. As part of the refinance, the Partnership negotiated a variable interest rate which could expose the Partnership to higher interest expense if LIBOR were to increase dramatically. As previously described, the Partnership has entered into an interest rate cap to mitigate some of the variable rate interest exposure. Management does not expect it to have any effect on interest expense, absent some unforeseen economic event which, cannot be predicted.

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
There was no change in the Partnership’s internal controls over financial reporting that occurred during the most recent completed quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

1.
The Partnership May Not be Able to Generate Sufficient Working Capital to Fund its Operations. There can be no assurance that the Partnership will generate sufficient working capital from operations to operate the business or to fund distributions. Further, there can be no assurance that the Partnership will be able to borrow additional funds on terms favorable to the Partnership, if at all, to meet working capital needs or to make distributions to the Unit holders.

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

Uniprop Manufactured Housing
Communities Income Fund,
A Michigan Limited Partnership

BY:	P.I. Associates Limited Partnership,
A Michigan Limited Partnership,
its General Partner

BY:	/s/ Paul M. Zlotoff
Paul M. Zlotoff, General Partner

BY:	/s/ Joel Schwartz
Joel Schwartz, Principal Financial Officer

Dated: May 13, 2008