Form 10-Q
period 2008-06-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2008-08-13
CIK 769856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15940

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
a Michigan Limited Partnership
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2593067 (I.R.S. employer identification number)

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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	June 30, 2008 (Unaudited) and
	December 31, 2007	3

	Statements of Operations
	Six and Three months ended June 30, 2008
	and 2007 (Unaudited)	4

	Statement of Partners’ Equity (Deficit)
	Six months ended June 30, 2008 (Unaudited)	4

	Statements of Cash Flows
	Six months ended June 30, 2008
	and 2007 (Unaudited)	5

	Notes to Financial Statements
	June 30, 2008 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	9

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 6.	EXHIBITS	19

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)
Properties:
Land	$724,087	$724,087
Buildings and Improvements	4,806,009	4,806,009
Furniture and Fixtures	55,833	55,833
	5,585,929	5,585,929

Less Accumulated Depreciation	(2,761,895)	(2,678,874)
	2,824,034	2,907,055

Cash And Cash Equivalents	0	0
Other Assets	28,675	11,911
Assets of Discontinued Operations	14,280,333	14,077,368

Total Assets	$17,133,042	$16,996,334

LIABILITIES and PARTNERS' DEFICIT	June 30, 2008	December 31, 2007
	(Unaudited)

Note Payable-Bank	$475,000	$475,000
Accounts Payable	16,903	18,580
Other Liabilities	129,668	63,616
Mortgage Payable	37,127,106	36,410,872
Liabilities of Discontinued Operations	806,910	490,543

Total Liabilities	$38,555,587	$37,458,611

Partners' Equity (Deficit) :
General Partner	(7,595,883)	(7,403,829)
Class A Limited Partners	(14,461,959)	(13,884,720)
Class B Limited Partners	635,297	826,272

Total Partners' Deficit	(21,422,545)	(20,462,277)

Total Liabilities And
Partners' Deficit	$17,133,042	$16,996,334

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND I
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	SIX MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	June 30, 2008	June 30, 2007	June 30,2008	June 30, 2007

Income:
Rental Income	$267,460	$308,642	$130,653	$149,518
Other	28,340	27,843	9,730	13,810

Total Income	$295,800	$336,485	$140,383	$163,328

Operating Expenses:
Administrative Expenses
(Including $81,686, $130,588, $40,164 and $57,407, in Property
Management Fees Paid to an Affiliate for the Six and Three
Month Period ended June 30, 2008 and 2007 Respectively)	94,233	111,799	47,139	57,859
Property Taxes	76,425	76,752	38,187	38,361
Utilities	24,589	24,074	10,819	9,878
Property Operations	20,492	57,889	10,940	17,937
Depreciation	83,021	86,820	40,194	43,030
Interest	104,137	153,659	46,882	70,400

Total Operating Expenses	$402,897	$510,993	$194,161	$237,465

Loss from Continued Operations	($107,097)	($174,508)	($53,778)	($74,137)

Loss from Discontinued Operations	($853,171)	($1,776,006)	(382,584)	(884,894)

Net Loss	($960,268)	($1,950,514)	($436,362)	($959,031)

Loss Per Unit:
Continuing Operations Class A	(3.93)	(5.77)	(1.90)	(2.53)
Continuing Operations Class B	(0.64)	(2.34)	(0.31)	(0.83)
Discontinued Operations Class A	(24.60)	(54.18)	(11.18)	(26.94)
Discontinued Operations Class B	(18.91)	(33.25)	(8.33)	(16.68)

Distribution Per Limited Partnership Unit
Class A	0.00	0.00	0.00	0.00
Class B	0.00	0.00	0.00	0.00

Weighted Average Number Of Limited
Partnership Units Outstanding
Class A	20,230	20,230	20,230	20,230
Class B	9,770	9,770	9,770	9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (Unaudited)
	Total	General Partner	Class A Limited	Class B Limited

Balance as of December 31, 2007	($20,462,277)	($7,403,829)	($13,884,720)	$826,272
Net Loss	(960,268)	(192,054)	(577,239)	(190,975)
Distributions	0	0	0	0
Balance as of June 30, 2008	(21,422,545)	(7,595,883)	(14,461,959)	635,297

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	June 30,2008	June 30, 2007

Cash Flows From Operating Activities:
Net Loss	$(960,268)	$(1,950,514)

Adjustments To Reconcile Net Loss
To Net Cash Used In
Operating Activities:
Depreciation	83,021	471,826
Amortization	144,306	144,306
Decrease in Security Deposit Escrow	14,400	150,158
Increase In Other Assets	(432,415)	(180,263)
Increase (Decrease) In Accounts Payable	24,749	(100,475)
Increase In Other Liabilities	355,648	301,673

Total Adjustments:	189,709	787,225

Net Cash Used In Operating Activities	(770,559)	(1,163,289)

Cash Flows Used In Investing Activities:
Capital Expenditures	0	(17,765)

Cash Flows From Financing Activities:
Net Payments on Line of Credit	0	(75,000)
Distributions To Partners	0	(157,125)
Proceeds from Mortgage Payable	716,234	1,087,783

Net Cash Provided by Financing Activities	716,234	855,658

Decrease In Cash and Equivalents	(54,325)	(325,396)

Cash and Equivalents, Beginning	125,537	657,371

Cash and Equivalents, Ending (1)	$71,212	$331,975

(1) Includes cash and cash equivalents of $71,212 and $331,975 classified in assets of discontinued operations.

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, resulting in no impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Partnership’s financial statements.

3. Mortgage Payable:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,658,356 has been advanced as of June 30, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principle balance is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 4.70% as of June 30, 2008, and the balance on the note was $37,127,106.

4. Discontinued Operations and Asset Held for Sale:

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

During the first quarter all four properties were listed for sale with Cushman and Wakefield. The Partnership received acceptable offers from a qualified buyer for the Kings Manor and Park of Four Seasons communities. As described in Form 8-K dated May 16, 2008, a Contract for Sale and Purchase Agreement was entered into with a private buyer for the purchase of both the Kings Manor and Park of Four Seasons communities. On July 11, 2008, the buyer closed on a purchase price of $23,741,572 less closing costs of $946,000 for a net proceeds amount of $22,795,572, all of which was used to retire debt. The Partnership estimates a gain on the sale of approximately $17,480,300. At this time, no acceptable offers have been received for the purchase of either Aztec Estates or Old Dutch Farms.

The Partnership classified the Aztec Estates, Kings Manor and Park of Four Seasons communities and their associated financial results as “discontinued operations” in the accompanying financial statements.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of June 30, 2008, were as follows:

Property and equipment, net	$12,697,159
Other assets	1,583,174

Total Assets of Discontinued Operations	$14,280,333

Accounts payable	$209,849
Other liabilities	597,061

Total Liabilities of Discontinued Operations	$806,910

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2007, were as follows:

Property and equipment, net	$12,697,159
Other assets	1,380,209

Total Assets of Discontinued Operations	$14,077,368

Accounts payable	$183,078
Other liabilities	307,465

Total Liabilities of Discontinued Operations	$490,543

The major classes of revenue and expenses of discontinued operations for the six months ended June 30, 2008 and 2007 were as follows:

Six Months Ended June 30,	2008	2007

Rental income	$1,316,102	$2,036,178
Other Income	21,945	253,315
Administrative expenses	(412,359)	(766,605)
Property tax expense	(463,110)	(467,532)
Utilities expense	(123,581)	(182,438)
Property operations	(114,773)	(844,460)
Depreciation expense	-	(385,006)
Interest expense	(1,077,395)	(1,419,458)

(Loss) From Discontinued Operations	(853,171)	(1,776,006)

5. Management’s Plans:

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

For the six months ended June 30, 2008, the Partnership incurred a net loss of $960,268. As of June 30, 2008, the Partnership had an accumulated deficit of $21,422,545 and insufficient cash on hand to meet its expected liquidity requirements after the next three to five months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s strategy is to have the Partnership remain as a going concern until all properties are sold.

The Partnership will deplete its liquid resources during the third or fourth quarter of fiscal 2008. The successful sale of the Kings Manor and Park of Four Seasons communities on July 11, 2008, generated net proceeds in the amount of $22,795,572, all of which was used to pay down the mortgage debt. Management is currently renegotiating the terms of the mortgage with the lender until the remaining properties can be sold. However, there can be no assurance that management will be able to sell these properties. Management is uncertain that the Partnership can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from the sales of these properties, the Partnership may be forced to curtail or cease operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if measurement is not required by GAAP. The statement is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, resulting in no impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Partnership’s financial statements.

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

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,658,356 has been advanced as of June 30, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principal is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 4.70% as of June 30, 2008, and the balance on the note was $37,127,106. The maturity date on the loan is August 11, 2010 and the Partnership is currently in discussion with the lender to renegotiate the terms of this loan.

To reduce a portion of the risk relating to the variable interest rate, the Partnership has entered into an interest rate cap with a bank. The notional amount of the interest rate cap is $34,000,000. The strike rate is 7% based on the One month LIBOR index. The interest rate cap expires on September 1, 2008. The accounting for this agreement does not qualify for hedge accounting in accordance with the provisions of Financial Accounting Standards Board (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, thus, the change in fair value of the contract flows through the Statements of Operations. At June 30, 2008, the fair value of the contract was not material to the financial statements taken as a whole.

The Partnership incurred $1,154,449 in financing costs as a result of the refinancing which will be amortized over the remaining life of the loan.

Liquidity

The Partnership’s long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The General Partner may elect to have the Partnership own the properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. All four properties are now being actively marketed for sale. As of June 30, 2008, the Partnership’s cash balance amounted to $71,212. The level of cash balance maintained is at the discretion of the General Partner.

The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership’s interest rate at June 30, 2008 was 4.28%. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. As of June 30, 2008, the outstanding balance was $475,000.

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

The partnership agreement provides for a quarterly Partnership Management Distribution to be made to the General Partner. For the quarter ended June 30, 2008, the Partnership Management Distribution was calculated to be $132,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($53,000,000 x ¼ %= $132,500). The payment of this distribution has been suspended to maintain cash flow.

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

Results of Operations

Overall, as illustrated in the tables below, the three operating properties had a combined average occupancy of 47% at the end of June 2008, versus 58% a year ago. The average monthly rent in June 2008 was approximately $494; compared to $490 average monthly rent in June 2007 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Aztec Estates	0	0	0%	$0
Kings Manor	314	158	50	565
Old Dutch Farms	293	102	35	450
Park of the Four Seasons	572	321	56	468

Total on 6/30/08:	1,179	581	47%	$494
Total on 6/30/07:	1,179	687	58%	$490
*Not a weighted average

	GROSS REVENUE Three months ended		NET OPERATING INCOME AND NET INCOME (LOSS) Three months ended		GROSS REVENUE Six months ended		NET OPERATING INCOME AND NET INCOME (LOSS) Six months ended
	06/30/08	06/30/07	06/30/08	06/30/07	06/30/08	06/30/07	06/30/08	06/30/07
Old Dutch Farms	$140,383	$163,328	$36,396	$46,639	$295,800	$336,485	$83,716	$104,213

Other Expenses			(3,098)	(7,346)			(3,655)	(38,242)

Interest Expense			(46,882)	(70,400)			(104,137)	(153,659)

Depreciation			(40,194)	(43,030)			(83,021)	(86,820)

Continuing Operations	140,383	163,328	(53,778)	(74,137)	295,800	336,485	(107,097)	(174,508)

Discontinued Operations	662,896	990,564	(317,688)	(768,142)	1,337,924	2,284,366	(686,899)	(1,557,832)

Partnership Management	4	1,610	(66,928)	(116,752)	123	5,127	(166,272)	(218,174)

TOTAL:	$803,283	$1,155,502	$(438,394)	($959,031)	$1,633,847	$2,625,978	$(960,268)	$(1,950,514)

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

Comparison of Three months Ended June 30, 2008 to Three months Ended June 30, 2007

Gross revenues from continuing operations decreased $22,945 to $140,383 in 2008, as compared to $163,328 in 2007. The decrease was due to decrease in occupancy at the Old Dutch Farms property due to economic conditions in southeastern Michigan. (See table on previous page)

As described in the Statements of Operations, total operating expenses from continuing operations were $43,304 lower, moving from $237,465 in 2007 to $194,161 in 2008. The decreases were mainly due to lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from continuing operations of $53,778 for the second quarter of 2008 compared to a net loss of $74,137 for the same quarter of the prior year.

Discontinued Operations

Gross revenues from discontinued operations decreased $327,668 to $662,896 in 2008 as compared to $990,564 in 2007. The decrease was mainly due to the redevelopment of the Aztec Estates property as a mixed-use residential development, and decreasing occupancy levels at the Kings Manor and Park of Four Seasons properties.

Total operating expenses from discontinued operations were $829,552 lower, moving from $1,877,068 in 2007 to $1,047,516 in 2008. The decreases were mainly due to the closure of Aztec Estates, lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $384,616 for the second quarter of 2008, compared to a loss from discontinued operations of $884,894 for the same quarter in 2007.

Comparison of Six months Ended June 30, 2008 to Six months Ended June 30, 2007

Gross revenues from continuing operations decreased $40,685 to $295,800 in 2008, as compared to $336,485 in 2007. The decrease was mainly due to decrease in occupancy at the Old Dutch Farms property due to economic conditions in southeastern Michigan. (See table on previous page)

As described in the Statements of Operations, total operating expenses from continuing operations were $108,096 lower, moving from $510,993 in 2007 to $402,897 in 2008. The decreases were mainly due to lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from continuing operations of $107,097 for the first six months of 2008 compared to a loss from continuing operations of $174,508 for the same period of the prior year.

Discontinued Operations

Gross revenues from discontinued operations decreased $946,442 to $1,337,924 in 2008 as compared to $2,284,366 in 2007. The decrease was mainly due to the redevelopment of the Aztec Estates property as a mixed-use residential development, and decreasing occupancy levels at the Kings Manor and Park of Four Seasons properties.

Total operating expenses from discontinued operations were $1,874,281 lower, moving from $4,065,499 in 2007 to $2,191,218 in 2008. The decreases were mainly due to the closure of Aztec Estates, lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $853,171 for the first six months of 2008, compared to a loss from discontinued operations of $1,776,006 for the same period in 2007.

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

Note Payable: The Partnership had a note payable in the amount of $37,500,000. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 4.70% as of June 30, 2008. The outstanding balance of this note at June 30, 2008, was $37,127,106 and provides for future advances of $372,894. The availability of future advances is expected to be exhausted within three to five months based on current cash flow projections. As previously mentioned, the Partnership is currently in discussion with the lender to renegotiate the terms of this loan as a result of the sale of the Kings Manor and Park of Four Seasons properties.

Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 4.28% at June 30, 2008 and is due on October 19, 2010. The outstanding balance under this agreement was $475,000 at June 30, 2008.

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

Dated: August 13, 2008