Form 10-Q
period 2008-09-30
UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
filed 2008-11-12
CIK 769856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008
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
A MICHIGAN LIMITED PARTNERSHIP

INDEX

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets
	September 30, 2008 (Unaudited) and
	December 31, 2007	3

	Statements of Operations
	Nine and Three months ended September 30, 2008
	and 2007 (Unaudited)	4

	Statement of Partners’ Equity (Deficit)
	Nine months ended September 30, 2008 (Unaudited)	4

	Statements of Cash Flows
	Nine months ended September 30, 2008
	and 2007 (Unaudited)	5

	Notes to Financial Statements
	September 30, 2008 (Unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
	OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE
	DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A.	RISK FACTORS	16

ITEM 6.	EXHIBITS	18

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

BALANCE SHEETS

ASSETS	September 30, 2008	December 31, 2007
	(Unaudited)

Properties:
Land	$724,087	$724,087
Buildings and Improvements	4,806,009	4,806,009
Furniture and Fixtures	55,833	55,833
	5,585,929	5,585,929

Less Accumulated Depreciation	(2,803,405)	(2,678,874)
	2,782,524	2,907,055

Cash And Cash Equivalents	0	0
Other Assets	25,047	11,911
Assets of Discontinued Operations	7,724,984	14,076,997

Total Assets	$10,532,555	$16,995,963

LIABILITIES and PARTNERS' DEFICIT	September 30, 2008	December 31, 2007
	(Unaudited)

Note Payable-Bank	$475,000	$475,000
Accounts Payable	12,786	18,209
Other Liabilities	8,593	63,616
Mortgage Payable	14,536,969	36,410,872
Liabilites of Discontinued Operations	526,786	490,543

Total Liabilities	$15,560,134	$37,458,240

Partners' Equity (Deficit) :
General Partner	(4,316,890)	(7,403,829)
Class A Limited Partners	(5,647,475)	(13,884,720)
Class B Limited Partners	4,936,786	826,272

Total Partners' Deficit	(5,027,579)	(20,462,277)

Total Liabilities And Partners' Deficit	$10,532,555	$16,995,963

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS	NINE MONTHS ENDED		THREE MONTHS ENDED
(unaudited)	September 30, 2008	September 30, 2007	September 30,2008	September 30, 2007

Income:
Rental Income	$399,862	$455,922	$132,402	$147,280
Other	39,337	43,031	10,997	15,188

Total Income	$439,199	$498,953	$143,399	$162,468

Operating Expenses:
Administrative Expenses
(Including $90,954, $170,448, $9,268 and $39,860, in Property Management Fees Paid to an Affiliate for the Nine and Three Month Period ended September 30, 2008 and 2007, respectively)	146,409	172,324	52,176	60,525
Property Taxes	114,603	115,077	38,178	38,325
Utilities	32,759	32,961	8,170	8,887
Property Operations	30,709	82,164	10,217	24,275
Depreciation	124,532	129,850	41,511	43,030
Interest	140,568	225,896	36,431	72,237
Loss on Sale of Home Loan Contracts	0	5,424	0	5,424

Total Operating Expenses	$589,580	$763,696	$186,683	$252,703

Loss from Continued Operations	$(150,381)	$(264,743)	$(43,284)	$(90,235)

Income (Loss) from Discontinued Operations	$15,585,079	$(2,802,044)	$16,438,250	$(1,026,038)

Net Income (Loss)	$15,434,698	$(3,066,787)	$16,394,966	$(1,116,273)

(Loss) Income Per Unit:
Continuing Operations Class A	(5.61)	(8.73)	(1.68)	(2.96)
Continuing Operations Class B	(0.69)	(3.60)	(0.05)	(1.26)
Discontinued Operations Class A	412.79	(85.01)	437.39	(30.83)
Discontinued Operations Class B	421.42	(53.43)	440.33	(20.18)

Distribution Per Limited Partnership Unit
Class A	0.00	0.00	0.00	0.00
Class B	0.00	0.00	0.00	0.00

Weighted Average Number Of Limited
Partnership Units Outstanding
Class A	20,230	20,230	20,230	20,230
Class B	9,770	9,770	9,770	9,770

STATEMENT OF PARTNERS' EQUITY (DEFICIT) (Unaudited)

	Total	General Partner	Class A Limited	Class B Limited

Balance as of December 31, 2007	$(20,462,277)	$(7,403,829)	$(13,884,720)	$826,272
Net Income	15,434,698	3,086,939	8,237,245	4,110,514
Distributions	0	0	0	0
Balance as of September 30, 2008	(5,027,579)	(4,316,890)	(5,647,475)	4,936,786

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND
A MICHIGAN LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30,2008	September 30, 2007

Cash Flows From Operating Activities:
Net Income (Loss)	$15,434,698	$(3,066,787)

Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
Gain on Sale of Discontinued Operations	(17,005,189)	0
Loss on Sale of Home Loan Contracts	0	35,611
Depreciation	124,532	712,016
Amortization	216,459	216,459
Decrease in Security Deposit Escrow	73,144	172,014
Decrease in Homes & Improvements	0	30,000
(Increase) Decrease In Other Assets	(284,614)	159,112
Decrease In Accounts Payable	(105,631)	(134,168)
Increase In Other Liabilities	81,429	303,112

Total Adjustments:	(16,899,870)	1,494,156

Net Cash Used In Operating Activities	(1,465,172)	(1,572,631)

Cash Flows Provided By (Used In) Investing Activities:
Capital Expenditures	0	(17,765)
Sale of Home Loan Contracts	0	(154,760)
Proceeds from Sale of Home Loan Contracts	0	119,149
Proceeds from Sale of Discontinued Operations	23,266,460	0

Net Cash Provided by (Used In) Investing Activities	23,266,460	(53,376)

Cash Flows (Used In) Provided By Financing Activities:
Payments on Line of Credit	0	(112,500)
Distributions To Partners	0	(157,125)
(Payments On) Proceeds from Mortgage Payable	(21,873,903)	1,396,117

Net Cash (Used In) Provided by Financing Activities	(21,873,903)	1,126,492

Decrease In Cash and Equivalents	(72,615)	(499,515)

Cash and Equivalents, Beginning	125,537	657,371

Cash and Equivalents, Ending (1)	$52,922	$157,856

(1) Includes cash and cash equivalents of $52,922 and $157,856 classified in assets of discontinued operations.

See Notes to Financial Statements

UNIPROP MANUFACTURED HOUSING COMMUNITIES INCOME FUND,
A MICHIGAN LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 2008 (Unaudited)

1. Basis of Presentation:

The accompanying unaudited 2008 financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Form 10-K for the year ended December 31, 2007.

2. Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

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

3. Mortgage Payable:

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,863,791 has been advanced as of September 30, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principle balance is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 4.74% as of September 30, 2008. On July 11, 2008, net proceeds of $22,795,572 from the sale of the Kings Manor and Park of Four Seasons properties as described in Note 4 were used to pay down the mortgage note payable. As of September 30, 2008 the balance on the note was $14,536,969.

4. Discontinued Operations and Asset Held for Sale:

As described in Form 8-K dated November 2, 2007, the Aztec Estates property was approved for rezoning and listed for sale with Cushman and Wakefield. At this time, the Partnership continues to field offers on the property, although, none have been accepted to date. The Partnership continues to seek offers that will maximize the value of the Aztec property.

In response to the declining values of Florida real estate in general and the Aztec property in particular, the General Partner announced in Form 8-K dated January 16, 2008, that the remaining three manufactured housing communities, Old Dutch Farms, Kings Manor, and Park of the Four Seasons would also be offered for sale. This action was deemed necessary to comply with the future requirements of the mortgage lender.

During the first quarter, all four properties were listed for sale with Cushman and Wakefield. The Partnership received acceptable offers from a qualified buyer for the Kings Manor and Park of Four Seasons communities. As described in Form 8-K dated May 16, 2008, a Contract for Sale and Purchase Agreement was entered into with a private buyer for the purchase of both the Kings Manor and Park of Four Seasons properties. On July 11, 2008, the buyer closed on a purchase price of $23,741,572 less closing costs resulting in proceeds in the amount of $23,266,460, of which, $22,795,572 was used to retire debt. The Partnership recorded a gain on the sale of $17,005,189. At this time, no acceptable offers have been received for the purchase of either Aztec Estates or Old Dutch Farms.

The Partnership classified the Aztec Estates, Kings Manor and Park of Four Seasons properties and their associated financial results as “discontinued operations” in the accompanying financial statements.

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of September 30, 2008, were as follows:

Property and equipment, net	$6,435,888
Other assets	1,289,096

Total Assets of Discontinued Operations	$7,724,984

Accounts payable	$83,020
Other liabilities	443,766

Total Liabilities of Discontinued Operations	$526,786

The carrying amounts of the major classes of assets and liabilities of discontinued operations as of December 31, 2007, were as follows:

Property and equipment, net	$12,697,159
Other assets	1,379,838

Total Assets of Discontinued Operations	$14,076,997

Accounts payable	$183,078
Other liabilities	307,465

Total Liabilities of Discontinued Operations	$490,543

The major classes of revenue and expenses of discontinued operations for the nine months ended September 30, 2008 and 2007 were as follows:

Nine Months Ended September 30,	2008	2007

Rental income	$1,354,880	$2,651,561
Other Income	27,158	278,192
Administrative expenses	(559,076)	(1,029,254)
Property tax expense	(623,212)	(701,298)
Utilities expense	(145,919)	(236,083)
Property operations	(149,106)	(1,019,138)
Depreciation expense	-	(582,166)
Interest expense	(1,324,835)	(2,133,671)
Loss on Sale of home loan contracts	-	(30,187)

(Loss) From Discontinued Operations prior to sale of Properties	(1,420,110)	(2,802,044)
Gain on Sale of Properties	17,005,189	-
Gain (Loss) from Discontinued Operations	$15,585,079	$(2,802,044)

The major classes of revenue and expenses of discontinued operations for the three months ended September 30, 2008 and 2007 were as follows:

Three Months Ended September 30,	2008	2007

Rental income	38,778	615,383
Other Income	5,213	24,877
Administrative expenses	(146,717)	(262,649)
Property tax expense	(160,102)	(233,766)
Utilities expense	(22,338)	(53,645)
Property operations	(34,333)	(174,678)
Depreciation expense	-	(197,160)
Interest expense	(247,440)	(714,213)
Loss on Sale of home loan contracts	-	(30,187)

(Loss) From Discontinued Operations prior to sale of Properties	(566,939)	(1,026,038)
Gain on Sale of Properties	17,005,189	-
Gain (Loss) from Discontinued Operations	$16,438,250	$(1,026,038)

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

For the nine months ended September 30, 2008, the Partnership incurred a net loss from continuing operations of $150,381. As of September 30, 2008, the Partnership had an accumulated deficit of $5,027,579 and insufficient cash on hand to meet its expected liquidity requirements after the next two to three months. These factors raise substantial doubt as to the Partnership’s ability to continue as a going concern. Management’s sale of the Aztec Estates property, at an adequate price, will allow the Partnership to continue as a going concern.

The Partnership will deplete its liquid resources during the fourth quarter of fiscal 2008, at which time the General Partner may provide capital funding to meet liquidity requirements at its discretion. Management is uncertain if the General Partner will be able to provide additional capital until the remaining properties are sold and as such can provide no assurance. In the event that management is unable to raise additional capital, the Partnership may be forced to curtail or cease operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued Staff Position SFAS No. 157-2 (“FSP”) which delays the effective date of SFAS No. 157 for one year for non financial assets and non financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and for interim periods within those fiscal years. The Partnership adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. It did not have any impact on its results of operations or financial position and did not result in any additional disclosures. The Partnership is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities – An Amendment to FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Partnership does not expect SFAS No. 161 will have a material impact on its financial statements.

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

Liquidity and Capital Resources

The Partnership’s long-term liquidity is based, in part, upon its investment strategy. The properties owned by the Partnership were anticipated to be held for seven to ten years after their acquisition. All of the properties have been owned by the Partnership more than ten years. The recent sale of two of the properties generated cash in the amount of $22,795,572 which was used to pay down the mortgage note payable. The General Partner may elect to have the Partnership own the remaining properties for as long as, in the opinion of the General Partner, it is in the best interest of the Partnership to do so. The remaining properties are now being actively marketed for sale. As of September 30, 2008, the Partnership’s cash balance amounted to $52,922. The level of cash balance maintained is at the discretion of the General Partner.

On August 11, 2006, the Partnership refinanced its existing mortgage note payable and executed a new mortgage payable in the amount of $34,468,750 secured by the four properties of the Partnership. The mortgage note payable provides for future advances of $3,031,250, of which $2,863,791 has been advanced as of September 30, 2008. The note is payable in monthly installments of interest only through August 2010, at which time all outstanding principal is due. Interest on this note is accrued at a variable rate of 2.25% in excess of one month LIBOR, which was 4.74% as of September 30, 2008. On July 11, 2008, net proceeds of $22,795,572 from the sale of the Kings Manor and Park of Four Seasons properties were used to reduce the mortgage note payable. As of September 30, 2008 the balance on the note was $14,536,969.

The Partnership incurred $1,154,449 in financing costs as a result of the refinancing which are being amortized over the life of the loan.

The Partnership currently holds a term loan with a bank in the original principal amount of $750,000 that matures in October 2010. The note is payable in monthly installments of $12,500 plus interest at a variable rate of 1.80% in excess of the one month LIBOR rate; the Partnership’s interest rate at September 30, 2008 was 5.5%. This term loan was undertaken for the cost of the sewer connection at Old Dutch Farms. As of September 30, 2008, the outstanding balance was $475,000. Management is currently in the process of renegotiating the terms of the note.

The partnership agreement provides for a quarterly Partnership Management Distribution to be made to the General Partner. For the quarter ended September 30, 2008, the Partnership Management Distribution was calculated to be $132,500, or one-fourth of 1.0% of the most recent appraised value of the properties held by the Partnership ($53,000,000 x ¼ %= $132,500). The payment of this distribution has been suspended to conserve cash.

The General Partner has continued to suspend payment of the Incentive Management Distribution during this quarter.

In an effort to maintain cash reserves, the Partnership is carefully monitoring cash flow, and has taken measures to reduce certain expenditures. As mentioned previously, the Home Loan Contract portfolio was sold, the term note with National City Bank was renegotiated and where possible, administrative and property operations expenses have been reduced.

Results of Operations

Overall, as illustrated in the tables below, the remaining operating property, Old Dutch Farms, had an average occupancy of 34% at the end of September 2008, versus 39% a year ago. The average monthly rent in September 2008 was $459; compared to $450 average monthly rent in September 2007 (average rent not a weighted average).

	Total	Occupied	Occupancy	Average*
	Capacity	Sites	Rate	Rent

Old Dutch Farms	293	99	34	459

Total on 9/30/08:	293	99	34%	$459
Total on 9/30/07:	293	113	39%	$450
*Not a weighted average

			NET OPERATING INCOME				NET OPERATING INCOME
	GROSS REVENUE		AND NET INCOME (LOSS)		GROSS REVENUE		AND NET INCOME (LOSS)
	Three months ended		Three months ended		Nine months ended		Nine months ended
	09/30/08	09/30/07	09/30/08	09/30/07	09/30/08	09/30/07	09/30/08	09/30/07

Old Dutch Farms	$143,399	$162,468	$37,258	$40,529	$439,199	$498,953	$120,977	$144,743

Other Expenses			(2,600)	(15,497)			(6,258)	(53,740)

Interest Expense			(36,431)	(72,237)			(140,568)	(225,896)

Depreciation			(41,511)	(43,030)			(124,532)	(129,850)

TOTAL:	143,399	162,468	(43,284)	(90,235)	439,199	498,953	(150,381)	(264,743)

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

Comparison of Three months Ended September 30, 2008 to Three months Ended September 30, 2007

Gross revenues from continuing operations decreased $19,069 to $143,399 in 2008, as compared to $162,468 in 2007. This was due to a decrease in occupancy at the Old Dutch Farms property as a result of poor economic conditions in southeastern Michigan. (See table on previous page)

As described in the Statements of Operations, total operating expenses from continuing operations were $66,020 lower, moving from $252,703 in 2007 to $186,683 in 2008. The decreases were mainly due to lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from continuing operations of $43,284 for the third quarter of 2008 compared to a loss of $90,235 for the same quarter of the prior year.

Discontinued Operations

Gross revenues from discontinued operations decreased $596,269 to $43,991 in 2008 as compared to $640,260 in 2007. The decrease was mainly due to the redevelopment of the Aztec Estates property as a mixed-use residential development, and the sale of the Kings Manor and Park of Four Seasons properties in early July 2008.

Total operating expenses from discontinued operations were $1,055,368 lower, moving from $1,666,298 in 2007 to $610,930 in 2008. The decreases were mainly due to the closure of Aztec Estates, and the sale of Kings Manor and Park of Four Seasons.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $566,939 for the third quarter of 2008, which was offset by the gain on the sale of the Kings Manor and Park of Four Seasons properties in the amount of $17,005,189. As compared to the same period in 2007, the Partnership suffered a loss from discontinued operations of $1,026,038.

Comparison of Nine months Ended September 30, 2008 to Nine months Ended September 30, 2007

Gross revenues from continuing operations decreased $59,754 to $439,199 in 2008, as compared to $498,953 in 2007. This was due to a decrease in occupancy at the Old Dutch Farms property as a result of poor economic conditions in southeastern Michigan. (See table on previous page)

As described in the Statements of Operations, total operating expenses from continuing operations were $174,116 lower, moving from $763,696 in 2007 to $589,580 in 2008. The decreases were mainly due to lower occupancy and management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control.

As a result of the aforementioned factors, the Partnership had a loss from continuing operations of $150,381 for the first nine months of 2008 compared to a loss from continuing operations of $264,743 for the same period of the prior year.

Discontinued Operations

Gross revenues from discontinued operations decreased $1,547,715 to $1,382,038 in 2008 as compared to $2,929,753 in 2007. The decrease was mainly due to the redevelopment of the Aztec Estates property as a mixed-use residential development, and the sale of the Kings Manor and Park of Four Seasons properties during third quarter of 2008.

Total operating expenses from discontinued operations were $2,929,649 lower, moving from $5,731,797 in 2007 to $2,802,148 in 2008. The decreases were mainly due to the closure of Aztec Estates, lower occupancy, management’s efforts to reduce administrative expenses, utility costs and other operating expenses within the Partnership’s control, as well as, the sale of Kings Manor and Park of Four Seasons.

As a result of the aforementioned factors, the Partnership had a loss from discontinued operations of $1,420,110 for the first nine months of 2008, compared to a loss from discontinued operations of $2,802,044 for the same period in 2007. As a result of the sale of Kings Manor and Park of Four Seasons, the loss from discontinued operations was offset by a gain on the sale of $17,005,189 for the first nine months of 2008.

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

Note Payable: The Partnership had a note payable in the amount of $34,468,750. Interest is accrued at a variable rate of 2.25% in excess of One Month LIBOR, which was 4.74% as of September 30, 2008. The note provides for future advances of $3,031,250, of which $2,863,791 has been advanced as of September 30, 2008. The availability of future advances is expected to be exhausted within three months based on current cash flow projections. As previously mentioned, the General Partner may provide capital funding to meet liquidity requirements at its discretion. On July 11, 2008, proceeds of $22,795,572 from the sale of the Kings Manor and Park of Four Seasons properties were used to reduce the mortgage note payable. As of September 30, 2008, the balance on the note was $14,536,970.

Term-Note: The Partnership has obtained an unsecured term note with National City Bank of the Midwest for $750,000, requiring monthly payments of $12,500 plus interest at LIBOR plus 1.80% which was 5.5% at September 30, 2008 and is due on October 19, 2010. The outstanding balance under this agreement was $475,000 at September 30, 2008. Management is in the process of renegotiating the terms of the note.

A 10% adverse change in interest rates on the portion of the Partnership’s debt bearing interest at variable rates would result in an increase in interest expense of less than $100,000.

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

PART II – OTHER INFORMATION

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

2.
Real Estate Appraisals. The Partnership appraises its properties annually. Should the Partnership actually sell a property, the net cash proceeds from the sale may or may not correspond to the appraised value. In the event the appraised value exceeds the actual value, the Partnership’s ability to meet its obligations could be adversely affected.

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

13.
Going Concern.  The Partnership will likely deplete its liquid resources before the end of fiscal year 2008 unless it is successful in selling the Aztec Estates property. There can be no assurance, however, that management will be able to sell this property. In addition, there is no assurance that Management will be able to comply with its existing debt requirements or raise additional debt capital either immediately or in the future. In the event that management is unable to raise additional capital from the sales of its properties or from additional financing, the Partnership may be forced to curtail or cease operations.

ITEM 6. EXHIBITS

Exhibit 31.1	Principal Executive Officer Certification pursuant to Rule 13a-14(a)/15d- 14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 31.2	Principal Financial Officer Certification pursuant to Rule 13a-14(a)/15d- 14(a) of The Securities and Exchange Act of 1934, as amended

Exhibit 32.1	Certifications pursuant to 18 U.S C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes –Oxley Act of 2002.

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

Dated: November 12, 2008